Form 10QSB
period 1996-06-30
COSMETIC GROUP USA INC /CA/
filed 1996-08-12
CIK 867028

                     Form 10-QSB-Quarterly or Transitional Report

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549
(Mark one)
 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended  June 30, 1996
 / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
      ACT
          For the transition period from _______ to________

                           Commission file number 0-19227

                             COSMETIC GROUP U.S.A., INC.
          (Exact name of small business issuer as specified in its charter)

      CALIFORNIA                                  95-4040591
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

               11312 Penrose Street, Sun Valley, CA 91352
                         (Address of principal executive offices)

                            (818) 767-2889
                      (Issuer's telephone number)


   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes X    No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,063,756 shares of common stock outstanding at July 31, 1996.

                                        INDEX

                             COSMETIC GROUP U.S.A., INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheet - June 30, 1996

   Condensed consolidated statements of operations - Three months and six months ended June 30, 1996 and 1995

   Condensed consolidated statements of cash flows - Six months ended
      June 30, 1996 and 1995

   Notes to condensed consolidated financial statements - June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1.
                      COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                    JUNE 30, 1996

       ASSETS - Note 3

CURRENT ASSETS
   Cash                                                  $  157,000
   Accounts receivable, less allowance of $98,000         1,782,000
   Inventory - Note 2                                     2,058,000
   Prepaid expenses and other                               660,000
   Due from officer/director/shareholder                     69,000
                                                          ---------
        TOTAL CURRENT ASSETS                              4,726,000

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation and amortization of $1,527,000            2,274,000

OTHER ASSETS                                                211,000
                                                          ---------
                                                         $7,211,000
                                                          =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Due under finance agreement                           $  849,000
   Accounts payable                                       1,265,000
   Accrued liabilities                                      204,000
   Loan payable - Note 3                                    150,000
   Current portion of notes payable                         311,000
                                                          ---------
     TOTAL CURRENT LIABILITIES                            2,779,000

NOTES PAYABLE, less current portion                         161,000
DEFERRED INCOME TAXES                                        20,000

SHAREHOLDERS' EQUITY -  Notes 3 and 4
   Preferred stock, $.01 par value, authorized
     1,000,000 shares, none issued                             -
   Common stock, no par value, authorized 25,000,000
     shares, issued and outstanding 5,063,756 shares      6,463,000
       Retained deficit                                  (2,212,000)
                                                         ----------
                                                          4,251,000
                                                          ---------
                                                         $7,211,000
                                                          =========

See accompanying notes.

                      COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                          Three Months Ended      Six Months Ended
                              June 30,                June 30,
                                 1996        1995       1996        1995
                                 ----        ----       ----        ----

Net sales                     $3,280,000  $1,547,000  $6,740,000  $2,901,000
Cost of sales                  1,781,000   1,484,000   3,923,000   2,412,000
                               ---------   ---------   ---------   ---------
Gross profit                   1,499,000      63,000   2,817,000     489,000

Selling, general and
 administrative expenses       1,300,000     876,000   2,448,000   1,431,000
Interest expense                 107,000     106,000     206,000     154,000
                               ---------   ---------   ---------   ---------
                               1,407,000     982,000   2,654,000   1,585,000
                               ---------   ---------   ---------   ---------
Income (loss) before
   income taxes                   92,000    (919,000)    163,000  (1,096,000)

Income taxes                       -           -           -           -
                               ---------   ---------   ---------   ---------

Net income (loss)             $   92,000  $ (919,000)  $ 163,000 ($1,096,000)
                               =========   =========   =========   =========

Net income (loss) per share        $ .02      ($ .23)      $ .03      ($ .29)
                                    =====       =====       =====      =====

Weighted average number of
 common shares outstanding     5,057,089   3,992,701   5,056,673   3,792,208
                               =========   =========   =========   =========

See accompanying notes.

                      COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended
                                                        June 30,
                                                    1996        1995
                                                 ----------   ---------
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities                         $    17,000  $(1,219,000)

INVESTING ACTIVITIES
Purchase of property, plant and equipment         (376,000)     (57,000)
                                                 ----------   ---------

Net cash used in investing activities             (376,000)     (57,000)

FINANCING ACTIVITIES
Issuance of common stock                            15,000      773,000
Registration costs                                 (35,000)         -
Loan from officer/director/shareholder                 -         36,000
(Loan) repayment of loan to officer/director/
  shareholder                                       (2,000)      27,000
Net proceeds from short term receivable line       244,000      398,000
Other borrowings                                   412,000          -
Repayment of borrowings                           (140,000)    (905,000)

Net cash provided by financing
  activities                                       494,000      329,000
                                                 ---------    ---------

Net increase (decrease) in cash                    135,000     (947,000)
Cash at beginning of period                         22,000    1,026,000
                                                 ----------   ---------

Cash at end of period                            $ 157,000    $  79,000
                                                 =========    =========


See accompanying notes.

                      COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and, for the 1996 period, its subsidiary. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995 filed by the Company.

2. Inventory

Inventory at June 30, 1996 consists of:

     Raw materials and components        $1,405,000
     Work-in-process                        297,000
     Finished goods                         356,000
                                         ----------
                                         $2,058,000
                                         ===========

3. Debt

In May 1996, the Company terminated its Account Purchase and Finance Agreement which provides the Company with accounts receivable financing and entered into a new accounts receivable financing arrangement. The new Accounts Receivable Security Agreement provided for advances of up to 75% of eligible accounts receivable with a maximum advance of $1,000,000. Obligations of the Company bear interest at 16% per annum, which rate may increase if the prime rate exceeds 8.25%. The initial proceeds of the new financing was used to repay the balance due under the former financing.

The Company's obligations to its lenders are secured by a security interest in substantially all of the assets of the Company and its subsidiary.




(continued)

                      COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1996 (CONTINUED)

3. Debt (continued)

In June 1996, the Company borrowed $150,000 from a shareholder that is affiliated with a Director. The loan is due in August 1996 and bears interest at the rate of 10% a year. As additional incentive for making the loan, the Company issued the individual 7,500 shares of the Company's common stock. In the event of default by the Company, the individual may convert the loan into 60,000 shares of the Company's common stock.

4. Shareholders's Equity

During the six months ended June 30, 1996, the Company charged common stock $35,000 for costs incurred in connection with the registration of common stock sold in private placements.

5. Litigation

The Company is a defendant in a lawsuit filed in March 1996 in the United States District Court for the District of Minnesota. The complaint alleges that a portion of a product formulated and manufactured by the Company for the plaintiff developed a mold which discolored the product and rendered it defective. The product was included in a line of skin care products introduced by the plaintiff in late 1994 or early 1995. The plaintiff recalled any product shipped and the Company, at the request of the plaintiff, promptly replaced the discolored product. The Company believes that the growth of the mold and the resulting discoloration were caused by a component included in the product at the request of the plaintiff, and it is the Company's understanding that the replacement product, which was reformulated in cooperation with the plaintiff, did not discolor or develop any mold.

In its complaint, the plaintiff alleges that, following the discovery of the discolored product, its independent distributors shunned the entire skin care line and lost confidence in the plaintiff, thereby adversely affecting sales of its other products, and that, as a result, the plaintiff was forced to withdraw and discontinue the entire skin care line. The complaint includes causes of action for breach of implied warranties, negligent formulation and other causes of action and seeks incidental and consequential damages in an unspecified amount, including damages for loss of sales, income and profits and damage to goodwill and business reputation. The Company believes that it has defenses against the plaintiff's claims and intends to vigorously defend the action.

Item 2.
                             COSMETIC GROUP U.S.A., INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. There are certain important factors that could cause future results to differ materially from those anticipated by management in the forward-looking statements included in the following discussion. Among these important factors are (a) the Company's dependence on a small number of customers, (b) recent operating losses and cash flow deficiencies, (c) risks associated with the introduction of the Company's Zegarelli product line, including the need to increase sales levels and expand the Company's distribution network, (d) the Company's dependence on key executives, (e) the variability of quarterly results, (f) the competitive environment in the Company's markets, (g) the Company's reliance on a single manufacturing facility, (h) product liability risks, (i) government regulation,
(j) control by management, and (k) volatility in the price of the Company's common stock, including the possible effect on the market price of the availability for sale and actual sales of currently outstanding shares of common stock and shares of common stock issuable upon the exercise of outstanding options and warrants.

GENERAL

The Company operates in two segments, contract manufacturing and the manufacture and sale of professional hair care products under the "Zegarelli" name. Through its contract manufacturing operations, the Company custom develops, formulates and manufactures a wide range of color cosmetics and other personal care products for customers that market products for sale under their own brand names. In addition to its operations as a contract manufacturer, the Company recently developed with Arnold Zegarelli, a professional hair designer, a line of professional hair care products which are manufactured by the Company and marketed to beauty salons and hair care professionals. Sales of the Zegarelli product line commenced in the second quarter of 1995.

The Company continues to devote substantial resources to the introduction and marketing of its Zegarelli product line. The current sales level of the Zegarelli line are not sufficient to cover related costs and expenses. The Company's ability to increase sales of the Zegarelli line to the extent necessary to meet ongoing costs and expenses is dependent upon an expansion of the Company's distribution network and increased market acceptance of the product line. There can be no assurance that the Company will be able to successfully establish and maintain the necessary distribution network for the Zegarelli product line or otherwise successfully compete in the professional hair care products market.

RESULTS OF OPERATIONS

Net sales for the quarter ended June 30, 1996 increased $1,733,000 (112%) and net sales for the six months ended June 30, 1996 increased $3,839,000 (132%) from the comparable periods of 1995 as the Company's revenues continue to recover from the depressed levels in the first half of 1995. The increase for the three month period is primarily attributable to increased levels of sales to Avon Products ("Avon"), the Company's largest customer for its contract packaging business, and to infomercial marketing customers and the addition of a major new customer. The increase for the six month period is primarily attributable to the above and sales of Zegarelli hair care products, which commenced in the second quarter of 1995. Sales of Zegarelli hair care products and current levels of sales in the contract packaging business are expected to continue for the balance of the year. For the three month period, sales to Avon were $954,000 in 1996 compared to $446,000 in 1995 and for the six month period were $1,945,000 in 1996, compared to $1,049,000 in 1995. Sales to the infomercial marketing customers and a major new customer were $1,259,000 in the second quarter of 1996, and $2,548,000 for the six months ended June 30, 1996 and were immaterial in the comparable periods of 1995. Sales of Zegarelli hair care products amounted to $630,000 for the three months ended June 30, 1996 and $1,405,000 for the six months ended June 30, 1996; for the three months ended June 30, 1995 sales of Zegarelli products were approximately $700,000.

Cost of sales increased $297,000 in the three months ended June 30, 1996 and $1,511,000 in the six months ended June 30, 1996 as compared with the same periods last year. As a percentage of net sales, cost of sales was 54% for the three months ended June 30,
1996 and 58% for the six months ended June 30, 1996, compared to 96% for the three months ended June 30, 1995 and 83% for the six months ended June 30, 1995. The decrease in the cost of sales percentage is primarily attributable to efficiencies associated with significantly higher sales levels and changes in the sales mix.

Selling, general and administrative expenses were $1,300,000 for the three months ended June 30, 1996 and $2,448,000 for the six months ended June 30, 1996, compared to $876,000 and $1,431,000, respectively for the same periods in 1995. These amounts represent an increase of $424,000 (48%) for the three month period and $1,017,000 (71%) for the six month period. As a percentage of net sales, these expenses were 40% and 36% for the three months and six months ended June 30, 1996, compared to 57% and 49% for the same periods last year. The dollar increase is primarily attributable to expenses in connection with the development and marketing of the Zegarelli hair care line, including the addition of executive and support personnel required for its current and anticipated operations. The decrease in the percentage to net sales is the result of significantly higher sales in the 1996 periods, with a portion of expenses being of a fixed nature.

Interest expense was $107,000 for the three months ended June 30, 1996 and $206,000 for the six months ended June 30, 1996. For the comparable periods in 1995 such expenses were $106,000 and $154,000, respectively. The increase for the six month period is attributable to the higher interest rate and greater balances outstanding under the accounts receivable credit facility and term loan, partially offset by the elimination of interest on the convertible subordinated notes which were converted in the latter part of 1995. In May 1996, the accounts receivable financing was replaced with a new line which provides a lower interest cost.

For the three months and six months ended June 30, 1996 the Company recorded net income of $92,000 and $163,000, respectively. For the comparable periods in 1995, the Company had a net loss of $919,000 and $1,096,000. The improvement in operating results is the result of higher sales and the resulting gross profit, offset by the increased selling, general and administrative expenses and interest expense. Net income per share was $.02 for the three months ended June 30, 1996 and $.03 for the six months ended June 30, 1996. Net loss per share was ($.23) for the three months ended June 30, 1995 and ($.29) for the six months ended June 30, 1995. The average number of shares used in computing per share amounts increased as a result of private placements of common stock and conversion of convertible debt in the latter part of 1995.


LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to $1,947,000 at June 30, 1996, an increase of $56,000 from December 31, 1995. For the six months ended June 30, 1996, operations resulted in cash flow of $17,000, $376,000 was invested in new equipment, borrowings, net of repayments, were $516,000 and registration costs amounted to $35,000.

The Company believes that funds generated from operations and available borrowings under its credit arrangements will be sufficient to finance its working capital and capital expenditure requirements for the next twelve months.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K
      Report on Form 8-K was filed under date of May 10, 1996 with respect to Item 5.

                                      SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             COSMETIC GROUP  U.S.A., INC.

                             /s/ Jennifer J. Eggers
                             ---------------------------
Date:      , 1996              Jennifer J. Eggers
                               Chief Financial Officer