Form 10QSB
period 1996-09-30
COSMETIC GROUP USA INC /CA/
filed 1996-11-14
CIK 867028

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                  FORM 10-QSB

(Mark one)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
          For the quarterly period ended  September 30, 1996
(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
      ACT
               For the transition period from _______ to________

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,063,756 shares of common stock outstanding at October 31, 1996.

Transitional Small Business Disclosure Format (check one)  Yes    No X

                                     INDEX

                          COSMETIC GROUP U.S.A., INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheet - September 30, 1996

   Condensed consolidated statements of operations - Three months and nine months ended September 30, 1996 and 1995

   Condensed consolidated statements of cash flows - Nine months ended
      September 30, 1996 and 1995

   Notes to condensed consolidated financial statements - September 30,
      1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1.
                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 1996

       ASSETS - Note 3
CURRENT ASSETS
   Cash                                                   $    4,000
   Accounts receivable, less allowance of $50,000          1,909,000
   Inventory - Note 2                                      2,716,000
   Prepaid expenses and other                                872,000
   Due from officer/director/shareholder                      70,000
                                                          ----------
        TOTAL CURRENT ASSETS                               5,571,000

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation and amortization of $1,644,000             2,246,000

OTHER ASSETS                                                 188,000
                                                         -----------
                                                         $ 8,005,000
                                                         -----------

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Due under finance agreement                            $  708,000
   Accounts payable                                        1,804,000
   Accrued liabilities                                       524,000
   Current portion of notes payable                          314,000
                                                          ----------
     TOTAL CURRENT LIABILITIES                             3,350,000

NOTES PAYABLE, less current portion                          133,000
10% SUBORDINATED CONVERTIBLE NOTES - Note 3                  300,000
DEFERRED INCOME TAXES                                         20,000

SHAREHOLDERS' EQUITY -  Notes 3 and 4
   Preferred stock, $.01 par value, authorized
     1,000,000 shares, none issued                            -
   Common stock, no par value, authorized 25,000,000
     shares, issued and outstanding 5,063,756 shares       6,388,000
Retained deficit                                          (2,186,000)
                                                         -----------
                                                           4,202,000
                                                         -----------
                                                         $ 8,005,000
                                                         ===========



See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             Three Months Ended      Nine Months Ended
                                September 30,           September 30,
                              1996        1995        1996        1995
                              ----        ----        ----        ----

Net sales                  $3,940,000  $2,911,000 $10,680,000  $5,812,000
Cost of sales               2,326,000   1,983,000   6,249,000   4,395,000
                           ----------  ----------  ----------  ----------
Gross profit                1,614,000     928,000   4,431,000   1,417,000

Selling, general and
 administrative expenses    1,272,000   1,241,000   3,721,000   2,679,000
Settlement of litigation -
 Note 5                       240,000                 240,000
Interest expense               76,000     121,000     281,000     268,000
                           ----------  ----------  ----------  ----------
                            1,588,000   1,362,000   4,242,000   2,947,000
                           ----------  ----------  ----------  ----------
Income (loss) before
   income taxes                26,000    (434,000)    189,000  (1,530,000)

Income taxes                    -           -           -           -
                           ----------  ----------  ----------  ----------
Net income (loss)          $   26,000  $ (434,000) $  189,000 ($1,530,000)
                           ==========  ==========  ==========  ==========


Net income (loss) per share     $ .01      ($ .10)      $ .04      ($ .38)
                                =====       =====       =====       =====
Weighted average number of
 common shares outstanding  5,063,756   4,343,536   5,059,034   3,977,932
                           ==========  ==========  ==========  ==========

See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Nine Months Ended
                                                 September 30,
                                                1996        1995
                                             ----------  ----------
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities                       $  60,000  $(1,605,000)

INVESTING ACTIVITIES
Purchase of property, plant and equipment     (465,000)    (184,000)
                                             ---------    ---------

Net cash used in investing activities         (465,000)    (184,000)

FINANCING ACTIVITIES
Issuance of common stock                                  1,384,000
Registration costs                            (110,000)         -
Loan from officer/director/shareholder             -         63,000
Net proceeds from short term receivable line   103,000      444,000
Other borrowings                               844,000      360,000
Repayment of borrowings                       (450,000)  (1,273,000)
                                             ---------    ---------

Net cash provided by financing
  activities                                   387,000      978,000
                                             ---------    ---------

Net increase (decrease) in cash                (18,000)    (811,000)
Cash at beginning of period                     22,000    1,026,000
                                             ---------    ---------

Cash at end of period                        $   4,000   $  215,000
                                             =========   ==========





See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1995 filed by the Company.

2. Inventory

Inventory at September 30, 1996 consists of:

     Raw materials and components        $1,863,000
     Work-in-process                        290,000
     Finished goods                         563,000
                                          ---------
                                         $2,716,000
                                         -----------

3. Debt

In May 1996, the Company terminated its Account Purchase and Finance Agreement which provides the Company with accounts receivable financing and entered into a new accounts receivable financing arrangement. The new Accounts Receivable Security Agreement provided for advances of up to 75% of eligible accounts receivable with a maximum advance of $1,000,000. Obligations of the Company bear interest at 16% per annum, which rate may increase if the prime rate exceeds 8.25%. The initial proceeds of the new financing were used to repay the balance due under the former financing.

The Company's obligations to its lenders are secured by a security interest in substantially all of the assets of the Company and its subsidiary.

(continued)
                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (CONTINUED)

3. Debt (continued)

In June 1996, the Company borrowed $150,000 from a partnership of which a director of the Company is the general partner. The loan was repaid in full in August 1996 with interest at the rate of 10% a year. As additional incentive for making the loan, the Company issued the individual 7,500 shares of the Company's common stock; the fair market value of the shares has been charged to interest expense.

In September 1996, the Company commenced a private placement of $500,000 principal amount of 10% Subordinated Convertible Notes. Interest on the notes is payable semi-annually and the principal is due in September 1999. The notes are convertible into shares of common stock at the rate of $2 per share (subject to anti-dilution provisions). In September, the Company sold $300,000 principal amount of the notes to a partnership of which a director of the Company is the general partner.

4. Shareholders's Equity

During the nine months ended September 30, 1996, the Company charged common stock $110,000 for costs incurred in connection with the registration of common stock sold in private placements.

5. Litigation

The Company was a defendant in a lawsuit filed in March 1996 in the United States District Court for the District of Minnesota. The complaint alleged that a portion of a product delivered by the Company for the plaintiff was defective and sought incidental and consequential damages in an unspecified amount and reimbursement of certain fees and expenses.

In September 1996, the Company and the plaintiff agreed to settle the litigation in consideration of the payment by the Company of $100,000 cash, payable over a 60-day period, and the issuance of 100,000 shares of the Company's common stock to the plaintiff. The Company recorded an expense of $240,000 in the third quarter of 1996 in connection with the settlement of the litigation, of which $100,000 is attributable to the cash payment, $122,500 is attributable to the value of the shares of common stock issuable to the plaintiff and the balance is attributable to certain fees and expenses incurred in connection with the settlement of the litigation.

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

GENERAL

The Company operates in two segments, contract manufacturing and the manufacture and sale of professional hair care products under the "Zegarelli" name. Through its contract manufacturing operations, the Company custom develops, formulates and manufactures a wide range of color cosmetics and other personal care products for customers that market products for sale under their own brand names. In addition to its operations as a contract manufacturer, in 1994, the Company developed with Arnold Zegarelli, a professional hair designer, a line of professional hair care products which are manufactured by the Company and marketed to beauty salons and hair care professionals. Sales of the Zegarelli product line commenced in the second quarter of 1995.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1996 increased $1,029,000 (35%) and net sales for the nine months ended September 30, 1996 increased $4,868,000 (84%) from the comparable periods of 1995, as the Company's revenues continue to recover from the depressed levels in the first half of 1995. The increase for the three month period is attributable to increased sales of Zegarelli hair care products to $1,310,000 for the three months ended September 30, 1996, compared to $118,000 for the same quarter last year. Sales to Avon Products ("Avon"), the Company's largest customer for its contract packaging business declined to $435,000 for the three months ended September 30, 1996 compared to $1,324,000 for the same quarter last year; increased sales to other contract manufacturing customers in the September 1996 quarter offset this reduction. The increase in net sales for the nine month period is attributable to increased sales of Zegarelli hair care products ($2,642,000 for the nine months ended September 30, 1996 compared to $816,000 for the same period last year) and to increased sales to contract packaging customers, including major infomercial marketing companies. Sales to Avon were approximately the same ($2,400,000) for the nine months ended September 30, 1996 and 1995. Sales of Zegarelli hair care products and current levels of sales in the contract packaging business are expected to continue for the balance of the year.

Cost of sales increased $343,000 in the three months ended September 30, 1996 and $1,854,000 in the nine months ended September 30, 1996, as compared with the same periods last year. As a percentage of net sales, cost of sales was 59% for the three months and for the nine months ended September 30, 1996, compared to 68% for the three months ended September 30, 1995 and 76% for the nine months ended September 30, 1995. The decrease in the cost of sales percentage is primarily attributable to efficiencies associated with significantly higher sales levels and changes in the sales mix.

Selling, general and administrative expenses were $1,272,000 for the three months ended September 30, 1996 and $3,721,000 for the nine months ended September 30, 1996, compared to $1,241,000 and $2,679,000, respectively, for the same periods in 1995. These amounts represent an increase of $31,000 (3%) for the three month period and $1,042,000 (39%) for the nine month period. As a percentage of net sales, these expenses were 32% and 35% for the three months and nine months ended September 30, 1996, compared to 43% and 46% for the same periods last year. The dollar increase for the nine month period is primarily attributable to expenses in connection with the development and marketing of the Zegarelli hair care line, including the addition of executive and support personnel required for its current and anticipated operations. The decrease in the percentage to net sales is the result of significantly higher sales in the 1996 periods, with a portion of expenses being of a fixed nature.

In the three months ended September 30, 1996 the Company recorded a charge of $240,000 related to the settlement of litigation which was filed in March 1996. There was no comparable charge in 1995.

Interest expense was $76,000 for the three months ended September 30, 1996 and $281,000 for the nine months ended September 30, 1996. For the comparable periods in 1995 such expenses were $121,000 and $268,000, respectively. The decrease for the three month period is attributable to the lower interest rate under the accounts receivable credit facility which replaced the previous accounts receivable line in May 1996.

For the three months and nine months ended September 30, 1996, the Company recorded net income of $26,000 and $189,000, respectively. Operating results for these periods include a charge to income, as discussed above, of $240,000 for the settlement of litigation; without this charge, net income would have been $266,000 for the three months ended September 30, 1996 and $429,000 for the nine months ended September 30, 1996. For the comparable periods in 1995, the Company had a net loss of $434,000 and $1,530,000. The improvement in operating results is the result of higher sales and the resulting gross profit and reduced interest costs (for the quarter ended September 30, 1996), offset by increased selling, general and administrative expenses and the charge related to settlement of litigation. Net income per share was $.01 for the three months ended September 30, 1996 and $.04 for the nine months ended September 30, 1996. Net loss per share was ($.10) for the three months ended September 30, 1995 and ($.38) for the nine months ended September 30, 1995. The average number of shares used in computing per share amounts increased as a result of private placements of common stock and the conversion of convertible debt in the latter part of 1995.


LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to $2,221,000 at September 30, 1996, an increase of $330,000 from December 31, 1995. For the nine months ended September 30, 1996, operations resulted in cash flow of $60,000, $465,000 was invested in new equipment, borrowings, net of repayments, were $497,000 and registration costs amounted to $110,000.

In order to supplement its working capital and the available borrowings under its accounts receivable facility (which has a maximum availability of $1,000,000), in September 1996, the Company commenced the private placement of $500,000 principal amount of its 10% Subordinated Convertible Notes (the "Convertible Notes"). The Company has sold $300,000 principal amount of Convertible Notes to a partnership of which a director of the Company is the general partner. No assurances can be given that the placement of the remaining Convertible Notes will be successfully completed. The net proceeds from the placement will be used to fund the cash portion of the litigation settlement referred to above and for working capital and other general corporate purposes. The issuance of $300,000 principal amount of Convertible Notes will result in an increase of $30,000 in the Company's annual interest expense; if the placement of the remaining $200,000 principal amount of Convertible Notes is successfully completed, the Company's annual interest expense will increase by $50,000 in the aggregate. For further information regarding the terms of the Convertible Notes, see Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

The Company believes that funds generated from operations, borrowings under its credit facilities and the proceeds from the private placement of the Convertible Notes (regardless of whether the sale of the remaining $200,000 principal amount of Convertible Notes is completed) will be sufficient to finance its working capital and capital expenditure requirements for the next twelve months. However, there can be no assurance that such funds will be sufficient or that the Company's operations will not result in cash flow deficiencies. In addition, in order to take advantage of business opportunities, the Company may consider raising additional funds from time to time through the private placement of debt or equity securities.

PART II. OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders

The annual meeting of shareholders was held on July 16, 1996. At the meeting, the shareholders elected a Board of Directors consisting of Alfred E. Booth, Jr., Judith E. Zegarelli, Frank X. McGarvey, Jack Brehm, William B. Barnett and Eric Nickerson pursuant to management's nomination as set forth in the proxy statement dated June 7, 1996. Of the 4,132,275 shares of common stock represented in person or by proxy at the annual meeting, 4,054,075 shares were voted in favor of the election of Mr. Booth (with 0 votes withheld), 4,054,075 shares were voted in favor of the election of Ms. Zegarelli (with 0 votes withheld), 4,053,975 shares were voted in favor of the election of Mr. McGarvey (with 0 votes withheld), 4,054,075 shares were voted in favor of the election of Mr. Brehm (with 0 votes withheld), 4,054,075 shares were voted in favor of the election of Mr. Barnett (with 0 votes withheld), and 4,054,075 shares were voted in favor of the election of Mr. Nickerson (with 0 votes withheld).

At the annual meeting, the shareholders also approved: (i) the proposal to amend the Company's 1990 Stock Incentive Plan to increase the number of shares subject to the plan from 800,000 to 1,000,000, such proposal receiving 3,793,414 votes for approval and 215,922 votes against approval, with 26,852 votes abstaining and 23,857 broker non-votes, and (ii) the proposal to ratify the selection of Ernst & Young LLP as independent accountants for fiscal 1996, such proposal receiving 4,117,275 votes for approval and 12,000 votes against approval, with 3,000 votes abstaining.



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K

      Report on Form 8-K was filed under date of July 16, 1996 with respect to
        Item 5.

      Report on Form 8-K was filed under date of September 30, 1996 with respect to Item 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                             COSMETIC GROUP  U.S.A., INC.

                             /s/ JENNIFER J. EGGERS
Date: November 13, 1996      -----------------------------
                               Jennifer J. Eggers
                               Chief Financial Officer and
                               Chief Accounting Officer