Form 10KSB40
period 1996-12-31
COSMETIC GROUP USA INC /CA/
filed 1997-03-25
CIK 867028

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from ___________ to _ _________

Commission File No. 0-19227

                          COSMETIC GROUP U.S.A., INC.
---------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

               California                                95-4040591
     -------------------------------                     ----------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

11312 Penrose Street, Sun Valley, California           91352
 (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:  (818) 767-2889

Securities registered pursuant to Section 12(b) of the Act: Units (each Unit consisting of two shares of Common Stock and one redeemable Common Stock Purchase Warrant), Common Stock, No Par Value, and Warrants to purchase Common Stock

Securities registered pursuant to Section 12(g) of the Act: Units (each Unit consisting of two shares of Common Stock and one redeemable Common Stock Purchase Warrant), Common Stock, No Par Value, and Warrants to purchase Common Stock

Check  whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the fiscal year ended December 31, 1996 totaled $15,180,000.

As of March 12, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $4,970,000.

As of March 12, 1997, the registrant had outstanding 5,175,438 shares of Common Stock.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the registrant's definitive proxy statement for its 1996 annual meeting of stockholders as filed with the Securities and Exchange Commission on or before April 30, 1997.

                                                  Exhibit index page number:
                         Total sequentially numbered pages in this document:

                                     PART I
ITEM 1.  BUSINESS

GENERAL

The Company operates in two segments, contract manufacturing and the manufacture and sale of professional hair care products under the name "Zegarelli." Through its contract manufacturing operations, the Company custom develops, formulates and manufactures a wide range of color cosmetics and other personal care products for customers that market products for sale under their own brand names. Products are manufactured both from formulas developed by the Company and proprietary formulas owned by the Company's customers. The Company's contract manufacturing operations consist of the manufacture of products in three principal categories: color cosmetics and fragrances, creams and lotions and hair care products. As part of the Company's efforts to expand its product offerings, the Company upgraded its in-house capacity to manufacture powder-based cosmetics and creams and lotions during 1993 and completed the installation of a high capacity system for the manufacture of hair care products and creams and lotions in February 1994.

Contract manufacturers, such as the Company, formulate and manufacture cosmetics and other personal care products for companies that market products for sale at the retail level under their own brand names. Customers for contract manufacturers range from marketers of personal care products that lack manufacturing capabilities to marketers that manufacture a significant portion of their personal care products. Companies with manufacturing capabilities utilize services of contract manufacturers as a result of internal decisions not to devote manufacturing resources to certain product lines, due to the size of the product run or the nature of the manufacturing process, or in response to scheduling needs or a lack of sufficient manufacturing capacity. Although these customers eventually may bring in-house the production of products manufactured for them by contract manufacturers, it is the Company's experience that many manufacturers and distributors of cosmetics and other personal care products utilize the services of contract manufacturers on a regular basis and that the relationship established in filling specific product orders can lead to orders for additional products in the future.

In addition to its operations as a contract manufacturer, in 1994 the Company developed, with Arnold Zegarelli, a professional hair designer, a line of professional hair care products which are manufactured by the Company and marketed to beauty salons and hair care professionals under the Zegarelli name. The line includes shampoos, conditioners and styling and finishing products. The Company has entered into a license agreement with a corporation owned by Mr. Zegarelli which grants to the Company an exclusive, non-transferable license to use the Zegarelli name in connection with the manufacture and sale of hair care and other personal care products. The Company also has entered into a distribution agreement with Sally Beauty Company, Inc. ("Sally"), a subsidiary of Alberto-Culver Co., which grants to Sally the exclusive right to distribute the Zegarelli product line in the United States through beauty supply stores, to salons and professional hairdressers. The Company also uses independent distributors to sell the Zegarelli product line directly to larger salons and salon chains, and, in connection therewith, the Company generally expects to repurchase products from Sally for sale to its independent distributors and to use warehouse and shipping services provided by Sally. Sales of the Zegarelli product line to Sally commenced in the second quarter of 1995, and sales to independent distributors commenced in the third quarter of 1995.

The Company's efforts during 1995 and 1996 with respect to its Zegarelli product line primarily focused on introducing the product line to the professional hair care industry through participation in trade shows and other promotional and marketing activities and on seeking to establish relationships with independent distributors. The Company also expended a significant effort in 1995 and 1996 in developing the sales programs, sales aids and other promotional materials that the Company believes are necessary to establish relationships with independent distributors and promote salon use and retail sales. The Company believes that it now has in place the promotional materials and programs that are required to support its marketing efforts.

The current sales levels of the Zegarelli line are not sufficient to cover the related costs and expenses. The Company's ability to increase sales of the Zegarelli line to the level necessary to meet ongoing costs and expenses is dependent upon the growth and expansion of the Company's distributor network with increased market acceptance of the product line. There can be no assurance that the Company will be able to successfully establish and maintain the necessary distribution network for its Zegarelli product line or otherwise successfully compete in the professional hair care products market. For information on the effects of the Zegarelli product line on the Company's results of operations for 1995 and 1996, see "Management's Discussion and Analysis or Plan of Operation - Results of Operations."

The Company's Zegarelli product line is discussed in this Item 1 under the caption "Zegarelli Product Line." The remaining portions of this Item 1 generally describe only the operations of the Company's contract manufacturing business unless the context indicates otherwise. For financial information about the Company's segments, including the amount of net sales and operating profit or loss for 1995 and 1996, see "Note 9 of Notes to Financial Statements."

The Company is the product of a reorganization of two previously unaffiliated companies, Cosmetic Group USA, Inc. ("CUSA") and K7 Capital Corporation ("K7"). CUSA was organized in 1986. K7 was organized in February 1990 with a view to acquiring a privately held company and, at the time of the reorganization, was an inactive public company. As a result of the reorganization, K7 succeeded to the business of CUSA and changed its name to "Cosmetic Group U.S.A., Inc.," and the shareholders of CUSA immediately prior to the reorganization became the owners of approximately 82.5% of the outstanding shares of common stock of the surviving corporation.

PRODUCTS

Through its contract manufacturing operations, the Company offers customers the ability to manufacture a wide range of color cosmetics and other personal care products. Products are manufactured from both proprietary formulas owned by the Company's customers and formulas developed by the Company. The Company's contract manufacturing operations consist of the manufacture of products in three primary categories: color cosmetics and fragrances, creams and lotions and hair care products.

From inception through 1991, the products manufactured by the Company primarily consisted of color cosmetics and fragrances. The Company expanded its product offerings to include creams and lotions in 1992 and completed the installation in February 1994 of a manufacturing system which significantly increases its capacity to produce hair care products and creams and lotions. The Company utilizes this equipment to manufacture a substantial portion of the products included in its Zegarelli line. For information regarding the products included in the Zegarelli line, see "Zegarelli Product Line".

The following table shows the Company's sales by segment and by each major product category within the contract manufacturing segment as a percentage of net sales for each of the three years ended December 31, 1996:

                                                 Percentage of Sales
                                                 -------------------
                                                Year ended December 31,
                                               ------------------------

         Contract manufacturing           1994          1995           1996
         ----------------------          ------        ------         ------
           Color cosmetics and
            fragrances                     70%           69%            60%

           Creams and lotions              25            18             11
                                            5
           Hair care products              --                            3



         Zegarelli products*               --            13             26
         ------------------               ---           ---           ----
                                          100%          100%           100%
                                          ===           ===            ===

_______________

 * Sales of the Zegarelli product line commenced in 1995.

In addition to filling individual product orders, the Company is able to develop for its customers a full line of color cosmetics. The Company's sales personnel and laboratory staff have worked with certain customers to develop and formulate many of the cosmetics marketed by those customers through their infomercial programs and other distribution channels. Ownership of the formulas for these products generally has been retained by the Company.

SALES AND MARKETING

The Company's marketing plans and programs are intended to expand the Company's customer base and provide for more aggressive marketing of the Company's products and services. These marketing efforts include the continuing development of target lists of potential customers, advertising in trade publications, participation in trade shows and the development of brochures and other printed materials for distribution to potential customers.

The Company believes that providing exceptional customer service is a key element of its marketing program. The Company's marketing efforts emphasize its ability to fill orders in a prompt and reliable fashion. The Company also emphasizes its laboratory services and, in particular, its ability to formulate and manufacture a full range of color cosmetics. The Company believes that the services of its laboratory staff are an important factor in the acquisition of new customers and in obtaining additional orders from existing customers. See "Laboratory Services".

At March 10, 1997, the Company's sales staff (for both its contract manufacturing and Zegarelli operations) consisted of 15 sales personnel (including five executive officers), four customer service representatives and five independent sales representatives who are compensated on a commission basis. The Company's Chief Executive Officer also participates in sales to key customers. From time to time, the Company has been referred customers by consultants, independent sales representatives and other third parties who are not under any contractual obligation with the Company. It is the Company's practice to pay negotiated commissions to such third parties if the referrals result in sales by the Company.

The Company generally manufactures products only in response to specific customer orders. Since orders from a small number of customers (which may vary from period to period) typically account for a substantial portion of the Company's net sales in any period, the Company's net sales and net income may fluctuate significantly from quarter to quarter, depending upon the timing of customer orders and shipment dates. Therefore, year-to-year comparisons of quarterly results may not be meaningful, and quarterly results during the course of a year may not be indicative of the results that may be expected for the entire year. Orders generally do not provide for shipment over an extended period of time. Instead, the Company generally is expected to ship orders as soon as practicable following the receipt of all necessary raw materials and components. Accordingly, the Company does not believe that the amount of its open orders as of any given date is necessarily indicative of the results that may be expected in future periods.

The Company sold products to approximately 50 customers in 1996. During 1996, sales to Sally, Avon Products, Victoria Jackson and Cosmair, Inc./L'Oreal/Lancome accounted for approximately 26%, 19%, 12%, and 11%, respectively, of net sales. During 1995, sales to these customers accounted for approximately 13%, 39%, 22%, and 6% respectively, of net sales. No other customer accounted for more than 10% of net sales in 1996 or 1995.

With the exception of the Company's agreement with Sally, the Company does not have any long-term contractual relationships with any of its customers, nor are any of the Company's customers subject to any contractual provisions or other restrictions which preclude them from purchasing products from the Company's competitors. The loss of one or more significant customers, or a material reduction in the amount of orders placed by a significant customer, could have a material, adverse effect on the Company's business and results of operations.

LABORATORY SERVICES

The Company's laboratory services comprise a key element of its business strategy and provide for the timely development and production of a wide variety of cosmetics and personal care products. The Company's chemists and technicians work closely with customers to develop products meeting the customer's specific requirements and are able to develop formulas for finished products based on general parameters provided by the customer. The laboratory staff also is able to develop products which are equivalent to or based upon national brand products. Services include the development of product formulas, analytical assays, reformulations and quality control services. The Company provides or arranges for all necessary toxicological, microbiological and stability testing.

The Company also manufactures products in accordance with proprietary formulas provided by its customers. The Company's laboratory staff develops and implements appropriate manufacturing procedures and quality control programs for these customers. The laboratory staff also may assist these customers in improving the quality and performance of their proprietary products. At March 10, 1997, the Company had four chemists and five technicians on its laboratory staff.

Product development generally is undertaken only in response to specific customer requests. The Company's efforts typically are focused on developing products that are equivalent to or based upon products which already have been marketed at the retail level. The Company does not engage in basic research or the development of products not yet accepted in the retail marketplace. The Company's development costs generally are not significant and typically are incorporated into the prices charged to the customer for the resulting products.

The Company generally retains the ownership of formulas developed for its customers. In certain instances, however, rights to the formulas may be retained by the customer. The Company believes that the formulas it develops generally are not patentable, and the Company has not applied for patents on any of such formulas.

MANUFACTURING

The Company's manufacturing facilities provide the Company with the capability to manufacture, assemble and package a wide range of cosmetics and other personal care products. The Company has manufactured color cosmetics since its inception in 1986. The Company expanded its product offerings in 1992 to include creams and lotions. In 1993, the Company upgraded its ability to manufacture powder based cosmetics and creams and lotions in-house through the purchase of certain manufacturing equipment from a related party. During the first quarter of 1994, the Company further expanded its manufacturing capabilities with the installation, at a cost of approximately $400,000, of a high capacity system for the manufacture of hair care products and creams and lotions. Prior to the installation of this system, the Company was able to manufacture hair care products on only a limited basis. The Company currently utilizes this system to manufacture a substantial portion of the products included in its Zegarelli product line.

The Company's manufacturing and processing equipment includes high speed filling equipment, mixers, vacuum kettles, jacketed stainless steel processing tanks, storage tanks, powder presses, blending machines and lipstick molding facilities. The Company also has an assortment of versatile filling equipment for many types and sizes of bottles, jars, tubes, lipstick containers and compacts, including both automatic and hand operated equipment. Manufacturing operations performed by the Company include compounding and blending powders, mixing the components of creams, lotions and hair care products, heat processing, lipstick molding and other procedures which transform individual ingredients into stable products and pressing, filling and packaging of finished products. Following the production of each batch, the production equipment is cleaned and sanitized to prepare the equipment for the next production run.

The Company's flexible manufacturing capabilities and the know-how of its production staff facilitate the production of a wide variety of products of different quantities, sizes and packaging, while maintaining a high level of customer service and quality. The Company generally only manufactures products in response to specific customer orders. The Company is able to respond quickly to customer orders and changes in manufacturing schedules.

The Company's customers generally provide to the Company the jars, bottles, tubes, containers, cases and other components necessary for the assembly of finished products, as well as any required labels or packaging materials. For certain customers, the Company sources and provides all components and packaging materials. Orders of this type result in increased working capital requirements, as the Company typically must finance the procurement of the components before the Company receives payment from its customer. The Company also maintains an inventory of components and packaging materials for the products included in its Zegarelli line.

The Company maintains a strict quality control system to monitor the manufacturing of products. In addition to the Company's quality control procedures, in certain instances, the Company develops with the customer a customized quality control program to monitor the production of a specific product order. The Company's quality control program includes laboratory testing of each batch to assure that the product conforms to the customer's specifications. The Company also utilizes quality assurance inspectors who monitor the appearance of finished products and confirm that each product includes the required product quantity or weight.

Alternative sources of supply for the raw materials and components purchased by the Company generally are readily available. In those instances where there may be only a limited number of suppliers for a particular ingredient, there generally are available a number of alternate ingredients that are functionally equivalent. The Company has no long-term contractual relationships with any of its suppliers.

ZEGARELLI PRODUCT LINE

In 1994, the Company developed with Arnold Zegarelli, a professional hair designer, a line of professional hair care products which are manufactured by
the Company and marketed to       beauty salons and hair care professionals
under the Zegarelli name. The line includes shampoos, conditioners and styling and finishing products. The Company has entered into a license agreement with a corporation owned by Mr. Zegarelli which grants to the Company an exclusive, non-transferable license to use the Zegarelli name in connection with the manufacture and sale of hair care and other personal care products. The Company
also has entered into      a distribution agreement with Sally Beauty Company,
Inc ("Sally"), a subsidiary of Alberto-Culver Co., which grants to Sally the exclusive right to distribute the Zegarelli product line in the United States through beauty supply stores for sale to salons and professional hairdressers. Sally has also been granted a right of first refusal to distribute these products in foreign countries. The Company also uses independent distributors to sell the Zegarelli product line directly to larger salons and salon chains, and, in connection therewith, the Company generally expects to repurchase products from Sally for sale to its independent distributors and to use warehouse and shipping services provided by Sally. Sales of the Zegarelli product line to Sally commenced in the second quarter of 1995, and sales to independent distributors commenced in the third quarter of 1995.

Under the terms of the License Agreement with Mr. Zegarelli, he is entitled to an annual minimum royalty payment of $150,000 per year plus an amount equal to 1% of the amount by which the Company's annual sales of products using the Zegarelli name exceed $12.0 million. The License Agreement also provides that Zegarelli, in its sole discretion, may assist the Company in promoting the Zegarelli product line, including participation in educational and training seminars and marketing events, but it is under no obligation to do so. The License Agreement had an initial term of two years (expiring in October 1996 and renewed to October 1998) and automatically renews for successive terms of two years each unless the Company elects to terminate the agreement.

The distribution agreement with Sally has an initial term of five years and automatically will renew for additional five-year terms unless Sally elects to terminate the agreement. In connection with the agreements with Sally, the Company granted to Sally options to purchase 10% of the Company's outstanding common stock. See "Notes 6 and 7 of Notes to Financial Statements."

The Company's efforts during 1995 and 1996 with respect to its Zegarelli product line primarily focused on introducing the product line to the professional hair care industry through participation in trade shows and other promotional and marketing activities and on seeking to establish relationships with independent distributors. The Company also expended a significant effort in those years developing the sales programs, sales aids and other promotional materials that the Company believes are necessary to establish relationships with independent distributors and promote salon use and retail sales. The Company believes that it now has in place the promotional materials and programs that are required to support its marketing efforts.

The Company's relationship with Sally provides a distribution channel to small salons and independent beauticians and stylists. Zegarelli products currently are available at approximately 40 Sally beauty supply stores located in Maryland, Virginia and New Jersey. Distribution is expected to be expanded to include additional Sally beauty supply stores located in the United Kingdom.

The Company's strategy for marketing the line to larger salons and salon chains is to establish relationships with distributors serving regional and local markets. Through the end of 1996, the Company entered into relationships with approximately 14 distributors located primarily in the Eastern and Western regions of the United States and internationally. Sales to independent distributors commenced in the third quarter of 1995. During 1997, the Company will seek to expand its distribution network into other regions of the United States as well as internationally. In order to support the activities of the Company's independent distributors, Sally has agreed to pay commissions to local distributors based on its sales of Zegarelli products to professionals from Sally beauty supply stores located in the distributor's market. Because of these arrangements, the Company anticipates that, in certain regions of the United States, Sally may defer the introduction of the Zegarelli product line into its stores until the Company has in place independent distributors who are making sales to larger salons and salon chains in sufficient quantities to generate activity in the Zegarelli product line in the local salon market.

To support the marketing efforts for the Zegarelli product line, the Company provides education and training programs to beauty salon professionals. This is accomplished through in-salon training, distributor shows and other programs.

The success of the Zegarelli product line will depend to a significant extent upon the Company's ability to establish and maintain a network of independent distributors. It is anticipated that all or substantially all of the Company's distributors will be multi-line distributors, i.e., distributors that will offer for sale both the Company's Zegarelli product line and products sold by competitors. Because many of the Company's competitors have substantially greater resources and name recognition than the Company, the Company's competitors may be able to provide greater incentives to independent distributors to sell their respective products rather than the Zegarelli product line. In addition, some distributors (in particular, larger distributors) may be reluctant to take on the Zegarelli product line for fear of jeopardizing their relationship with the Company's larger competitors. There can be no assurance that the Company will be successful in establishing and maintaining the required network of independent distributors.

For information regarding the effects of the Zegarelli product line on the Company's results of operation, see "Management's Discussion and Analysis or Plan of Operation - Results of Operations" and "Note 9 of Notes to Financial Statements."

COMPETITION

Contract Packaging

The market for the contract manufacturing of cosmetics and other personal care products is highly competitive. The industry is characterized by a large number of small to medium-sized manufacturers who may operate on a national, regional or local scale. The Company's principal direct competitors include CCL Industries Corp., Kolmar Laboratories, Inc., Mana Products, Packaging Corporation of America, Paco Laboratories, Inc. and PLC, Inc. Most of the Company's competitors are larger and have greater financial and other resources than the Company. In addition to direct competition, the Company also faces indirect competition from present and potential customers who from time to time evaluate the "make or buy" decision of whether to manufacture a particular product or purchase the product from outside sources.

The Company believes that competition is based primarily on product quality, customer service, timeliness of shipment and price. The product lines manufactured by the Company frequently involve different competitive factors. Product quality and customer service, including the ability to assist the customer in product formulations, are particularly important competitive factors in sales of color cosmetics. The Company believes that only a relatively small number of contract manufacturers offer a full line of color cosmetics and that the Company's ability to formulate and manufacture an extensive line of color cosmetics provides it with an advantage over many of its competitors. The ability to offer consistent product quality at competitive prices tends to be the key competitive factor in sales of creams and lotions and hair care products. The Company believes that it competes favorably on all these factors.

Zegarelli Product Line

The Company's Zegarelli hair care product line competes in the professional hair care products segment of the health and beauty aids industry. The market for professional hair care products also is highly competitive. Competitors include divisions or subsidiaries of large, nationally- known consumer products companies and small to medium-sized independent professional hair care companies. The Company's competitors generally are larger and have substantially greater resources and name recognition than the Company. The Company believes that competition is based primarily on product quality, packaging, customer service (including educational and training programs for hair care professionals) and price. The Company historically has operated as a contract manufacturer and has not manufactured products for sale under its own brand name, nor has the Company competed directly in the professional hair care products market. Although the founders of the Company, Mr. Alfred Booth and Ms. Judith Zegarelli, have been in the professional hair care industry for over 20 years, there can be no assurance that the Company will be able to successfully introduce its Zegarelli product line or otherwise successfully compete in the professional hair care products market.

GOVERNMENT REGULATION

The Company's products and manufacturing operations are subject to regulation by federal and state governmental agencies. In particular, certain products which the Company manufactures or is capable of manufacturing, such as sunscreens and medicated shampoos, are treated as over-the-counter pharmaceutical products and are subject to regulation by the United States Food and Drug Administration ("FDA"). The Company is licensed by the FDA as a manufacturer of over-the-counter pharmaceutical products intended for external use by the consumer.

The class of pharmaceutical products manufactured by the Company requires no prior approval from the FDA before manufacture or marketing, but the products must comply with applicable FDA monographs which specify, among other things, required ingredients, label contents and permitted uses. These monographs may be changed from time to time, and the FDA may adopt monographs applicable to personal care products which previously were unregulated. The Company does not believe any such actions by the FDA would have a material effect on its operations.

In its manufacture of products regulated by the FDA, the Company must comply with the "Current Good Manufacturing Practices for Finished Pharmaceuticals" promulgated by the FDA. These practices include strict quality control standards at all stages of production, including the receipt and storage of raw materials, manufacturing and labeling. Pursuant to these practices, raw materials are sampled and tested in the Company's laboratory facilities and products are sampled and tested during production. Although only a small portion of the products manufactured by the Company are subject to FDA regulation, the Company generally adheres to these practices in the manufacture of all products on a voluntary basis.

The Company believes that its products and manufacturing procedures comply in all material respects with existing regulations. The Company does not believe that existing regulations have had a material effect on its operations. There can be no assurance, however, that future FDA action, or other federal or state regulatory activity, would not be material to the operations of the Company.

INSURANCE

The Company maintains product liability insurance which provides coverage in the amount of $1.0 million per occurrence, with an annual limit of $2.0 million. Although no material product liability claims ever have been asserted against the Company, there can be no assurance that such claims will not arise in the future. See Note 10 to the financial statements for information concerning settlement of litigation in 1996 for a complaint alleging defective products delivered by the Company. A product liability claim that results in a judgement or settlement in excess of the Company's insurance coverage could have a material adverse effect on the Company's business and results of operations. The Company also maintains commercial general liability insurance which provides coverage in the amount of $1.0 million per occurrence, with an annual limit of $2.0 million, property insurance for its own tangible assets and the property of its customers in the amount of $5.0 million and business interruption insurance which provides coverage in the amount of $3.0 million per claim and in the aggregate (determined annually). The Company's property and business interruption insurance policies do not provide coverage against losses caused by earthquake or flood. There can be no assurance that, in the event of a casualty loss, the proceeds of the property and business interruption insurance will be sufficient to compensate the Company for any resulting loss or that any such loss will not have a material adverse effect on the Company's business and results of operations.

EMPLOYEES

At March 10, 1997, the Company employed 287 persons (including part-time employees), of whom 238 were engaged in manufacturing and distribution operations, 20 were engaged in marketing and customer service, nine were engaged in laboratory services and quality control and 20 were engaged in management and administration. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains its manufacturing, laboratory, sales and administrative facilities in two adjacent buildings located in Sun Valley, California. The buildings include an aggregate of approximately 70,000 square feet. The facility is occupied pursuant to a lease which expires in January 2001 and provides for an option to renew for an additional three-year period. The current annual rent for the facility is approximately $322,000, subject to annual cost-of-living adjustments, and the Company generally is responsible for the payment of all expenses incurred in connection with the operation of the facility. In October 1995, the Company moved its sales and warehousing operation for the Zegarelli division to an approximately 20,000 square foot facility in Pacoima, California. The Company has a three year lease on the property, expiring in March 31, 1999, with annual rent at approximately $142,680, subject to cost-of-living adjustments. The Company believes that all of its facilities are adequate for the Company's current operating levels and present foreseeable growth.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in two lawsuits relating to routine matters incidental to their business. Management does not believe that the outcome of such litigation, in the aggregate, will have a material effect on the companies' financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

The Common Stock is listed on the National Association of Securities Dealers Automated Quotation System/SmallCap Market ("NASDAQ") Stock Market under the symbol "CUSA." The following table sets forth the range of closing high and low bid prices per share of the Common Stock for each of the periods indicated, as provided by National Quotation Bureau, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, may not necessarily represent actual transactions and may not be valid indications of market value due to the limited trading in the Common Stock.

                                              HIGH       LOW
                                              ----       ---
      1995
        First quarter ....................    3.25        1.50
        Second quarter....................    2.37        2.06
        Third quarter.....................    4.25        1.75
        Fourth quarter....................    4.62        3.12

                                                          1996
        First quarter......................   3.70        2.00
        Second quarter.....................   3.06        2.25
        Third quarter......................   2.56        1.56
        Fourth quarter.....................   2.13        1.25

      1997
        First quarter......................   1.75       1.00
          (through March 12, 1997)

(a)  Holders:
         The approximate number of holders of record of Common Shares as of March xx, 1997, was 1,114 including shares held by approximately 859 accounts in "nominee" or "street" name.

(b)  Dividends:
         The Company has not paid cash dividends on its common stock since its inception. The Company has no present intention to pay any cash dividends in the foreseeable future. In addition, the Company's credit agreement with one of its lenders contains a covenant which prohibits the payment of dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

Net sales in 1996 increased more than 50% in 1996 from 1995 and the Company reported earnings in 1996 compared to a significant loss in the prior year. Operating results for 1996 were adversely affected by a charge relating to the settlement of litigation and the continuing expenditures for the further development and marketing of the Zegarelli line of professional hair care products. Net sales for the Zegarelli product line were $4,034,000 in 1996, an increase of $2,735,000 from 1995. However, the operations of this segment resulted in an operating loss (before corporate expenses and interest) of $1,696,000 in 1996. Shipments of the Zegarelli product line were expanded in 1996 and further expansion, both in the United States and foreign countries is expected in 1997.

The current sales levels of the Zegarelli line are not sufficient to cover the related costs and expenses. The Company's ability to increase sales of the Zegarelli line to the level necessary to meet ongoing costs and expenses is dependent upon continued expansion of the Company's distribution network and increased market acceptance of the product line. There can be no assurance that the Company will be able to successfully establish and maintain the necessary distribution network for its Zegarelli product line or otherwise successfully compete in the professional hair care products market.

The following table sets forth, for the years indicated the percentage of net sales represented by certain items included in the Consolidated Statements of Operations.

                                          Year ended
                                         December 31,
                                         ------------
                                           1996      1995
                                           ----      ----
         Net sales                       100.0%      100.0%
         Cost of sales                    57.6        76.2
                                          ----        ----
         Gross profit                     42.4        23.8
                                          ----        ----
         Selling, general and
         administrative expenses          36.0        39.8
         Interest expense                  2.3         4.0
         Settlement of litigation          1.6           -
                                           ---           -

                                          39.9        43.8
                                          ----        ----

         Net income (loss)                 2.7%      (20.0%)
                                          ====       =====

Year ended December 31, 1996 Compared to Year Ended December 31, 1995

Net sales increased $5,347,000, or 54.4% in 1996, from 1995. Sales of Zegarelli hair care products (principally to one customer) amounted to $4,034,000 in 1996, compared to $1,299,000 in 1995, an increase of $2,735,000. The balance of the increase was from the contract packaging segment.

Sales to customers accounting for more than 10% of net sales in 1996 and 1995 are as follows:.

                                     1996     1995
                                     ----     ----
     Customer A                      25.9%    12.7%
     Customer B                      19.0     39.2
     Customer C                      11.8     22.2
     Customer D                      11.0      6.3
                                     ----     ----
     Total                           67.7     80.4

Cost of sales increased $1,246,000, or 16.7%, from 1995 to 1996. As a percentage of net sales, cost of sales decreased from 76.2% in 1995 to 57.6% in 1996. In 1995 the Company recorded an allowance of approximately $363,000 to reduce the carrying amount of finished goods inventory of body contouring cream. The product was purchased as a finished product for resale by the Company. The Company does not generally purchase finished products, and, therefore, it is not anticipated that write-downs of this type will continue in the future. Without the effect of this adjustment, cost of sales as a percentage of net sales would have been 72.5% for 1995. The decrease in the cost of sales percentage in 1996 is primarily attributable to changes in the sales mix and the reduction of fixed costs per sales unit as a result of higher sales and related manufacturing efficiencies.

Selling, general and administrative expenses were $5,470,000 in 1996 and $3,915,000 in 1995, an increase of $1,555,000, or 39.7%. As a percentage of net sales, these expenses were 36.0% in 1996, compared to 39.8% for 1995. The increase in the dollar amount is primarily attributable to expenses incurred in connection with the continuing development and marketing of the Company's Zegarelli hair care line and increases in personnel required to support the increased contract packaging business. Start-up expenses included in selling, general and administrative expenses amounted to approximately $1,000,000 in 1995.

Interest expense amounted to $346,000 for 1996, compared to $389,000 for 1995, a decrease of $43,000. The decrease is principally attributable to the lower interest rate under the accounts receivable credit facility.

The Company recorded a charge to income in 1996 of $240,000 in 1996 for the settlement of litigation and related fees. There was no such charge in 1995.

An income tax credit of $20,000 was recorded for 1996 relating to deferred income tax liability written off. No provision for income taxes was provided because of the availability of operating loss carryovers.

For 1996, the Company had net income of $405,000, compared to a net loss of $1,964,000 for 1995. The primary reasons for the improvement were increased sales and resulting gross profit, offset by increased selling general and administrative expenses and the charge relating to settlement of litigation.

Net income per share was $.08 for 1996, compared to a net loss of ($.46) per share for 1995. The per share amounts for 1996 are based on a greater number of shares resulting from private placements of common stock during the latter part of 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Net sales for 1995 increased $1,569,000, or 19.0%, as compared to 1994. Sales of Zegarelli hair care products (principally to one customer) accounted for $1,299,000, of the increase; there were no sales of this product prior to 1995. The balance of the increase was from the contract packaging segment.

Sales to customers accounting for more than 10% of net sales in 1995 and 1994 are as follows:.

                                     1995     1994
                                     ----     ----
     Customer A                      39.2%    37.3%
     Customer B                      22.2
     Customer C                      12.7
     Customer D                       6.3
                                     ----     ----
     Total                           80.4     37.3

Cost of sales increased $1,918,000, or 34.4%, from 1994 to 1995. As a percentage of net sales, cost of sales increased from 67.5% in 1994 to 76.2% in 1995. In 1995 the Company recorded an allowance of approximately $363,000 to reduce the carrying amount of finished goods inventory of a body contouring cream. The product was purchased as a finished product for resale by the Company. The Company does not generally purchase finished products, and, therefore, it is not anticipated that write-downs of this type will continue in the future. Without the effect of this adjustment, cost of sales as a percentage of net sales would have been 72.5% for 1995. The remaining increase in the cost of sales percentage in 1995 is primarily attributable to changes in the sales mix and the effect of special promotional offerings for the Zegarelli hair care line of products.

Selling, general and administrative expenses amounted to $3,915,000 for 1995, an increase of $1,666,000, or 74.1% from the $2,249,000 reported for 1994. As a percentage of net sales, these expenses were 39.8% in 1995, compared to 27.2% for 1994. The dollar increase is primarily attributable to expenses incurred in connection with the development and introduction of the Company's Zegarelli hair care line. These expenses include the addition of executive and support staff required for current and anticipated operations. Start-up expenses included in selling, general and administrative expenses amounted to approximately $1,000,000 in 1995. There were no significant expenses for the Zegarelli hair care line in 1994.

Interest expense increased to $389,000 for 1995, compared to $92,000 for 1994, an increase of $297,000. The increase is principally attributable to the higher interest rate and greater balances outstanding under the accounts receivable credit facility and to the higher interest rate on the new term loan.

The Company recorded a charge to income of $325,000 in 1994 for the settlement of litigation and related fees. There was no such charge in 1995.

No income tax benefit was recorded for 1995 because the Company was not able to utilize the loss for income tax purposes. No provision for income taxes was required for 1994 because of the availability of operating loss carryovers.

For 1995, the Company incurred a net loss of $1,964,000, compared to net income of $23,000 for 1994. The principal factors contributing to the deterioration in operating results for 1995 are an increase in selling, general and administrative expenses of approximately $1,666,000, principally from the start-up and operating expenses incurred in connection with the Zegarelli product line, the write-down of finished goods inventory of $363,000 and increased interest expense of $297,000, offset by the $325,000 charge in 1994 for settlement of litigation.

For 1995, net loss per share was $.46, compared to net income per share of $.01 for 1994. The per share amounts for 1995 are based on a greater number of shares resulting from private placements of common stock during 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company has satisfied its working capital requirements during the past two years primarily through proceeds from equity and debt financings and borrowings under its credit facilities.

In March 1995, the Company entered into an agreement with a lender pursuant to which the Company sold accounts receivable at a discount of 10% at inception of the agreement and subsequently reduced to 6% (subject to certain rebates if the assigned receivables are paid within 60 days). The Company was required to pay a fee of 4% a month for receivables outstanding over 60 days. The maximum amount which could be outstanding at any time under this agreement was $900,000.

In July 1995, the Company borrowed $360,000 from another lender and used the proceeds (net of expenses) to pay the balance due to a bank under term loans, the repayment of which had been guaranteed by the Company's chief executive officer. The new loan is payable in 24 monthly installments of $15,000, commencing September 1, 1995, plus interest at the prime rate plus 4 1/2% and a monthly service charge equal to 0.4% of the average daily principal balance.

In May 1996, the Company entered into a new Accounts Receivable Security Agreement and terminated the above accounts receivable agreement. This agreement, as amended, provides for advances up to 75% of eligible receivables (maximum $1,250,000) and interest at 16% per annum, subject to increase if the prime rate exceeds 8 1/4%. The agreement, among other things) prohibits the payment of dividends and requires the Company to maintain a specified amount of net worth and minimum working capital ratio.

The Company's obligations to the above lenders are secured by a security interest in substantially all of the assets of the Company.

On April 7, 1995, the Company reduced the conversion price of its 8% Convertible Subordinated Notes from $3.97 per share to $2.25 per share. In 1995 all of the outstanding

Notes were converted into 222,220 shares of common stock. An officer/director of the Company owned $50,000 of such notes which were converted into 22,222 shares of common stock.

In September 1996, the Company sold $300,000 principal amount of 10% Subordinated Convertible Notes to a partnership, of which the general partner is a director of the Company. The notes are convertible into common stock at $2 per share.

Between March 1995 and August 1995 the Company sold 642,320 shares of common stock in a private placement and in October 1995 completed a private placement of 600,000 Units (each Unit consists of one share of common stock and a warrant to purchase one share of common stock, at any time prior to October 1997, at $3.75 per share. Proceeds from the aforementioned private placements approximated $1,833,000, net of expenses (of which $141,000 of expenses were incurred in 1996). In connection with the private placements, the Company issued warrants to selling agents to purchase 38,250 shares of common stock at $1.95 per share from 1996 to 2000 and warrants to purchase 60,000 Units at $2.70 per Unit from September 1996 to September 1998; the Units contain the same features as the Units discussed in this paragraph.

Working capital amounted to $2,484,000, at December 31, 1996 as compared to $1,891,000 at December 31, 1995, an increase of $593,000. Operations resulted in a cash flow deficiency of $140,000 in 1996, compared to a cash flow deficiency of $2,308,000 in 1995. Operating cash flow in 1996 was principally the result of net income plus depreciation and amortization. Operating uses of cash in 1996 was principally from increases in inventory ($1,378,000) and accounts receivable ($789,000). The inventory increase is the result of increased business, a portion of which requires the Company to purchase greater amounts of components and the increase in receivables is the result of higher sales in the latter part of the fourth quarter of 1996 compared to the same quarter last year. In 1996, $621,000 was used for the purchase of equipment, compared to $402,000 in 1995. The funds for these purposes were provided principally from the proceeds from the sale of common stock in private placements during 1995, and, in 1996 from increased availability under accounts receivable financing agreement, proceeds from convertible notes and other debt.

The Company has no material commitments for capital expenditures at December 31, 1996. The Company believes that funds generated from operations and available borrowings under its credit arrangements will be sufficient to finance its working capital and capital expenditure requirements through the end of 1997. In addition, in order to take advantage of business opportunities, the Company may consider raising additional funds from time to time through the private placement of debt or equity securities.

 ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements are included as a separate section following the signature page to this Form 10-KSB and are incorporated herein by reference:


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----
      Report of Independent Auditors...........................................   F-1

      Consolidated Balance Sheet as of
       December 31, 1996.......................................................    F-2

      Consolidated Statements of Operations for the years
       ended December 31, 1995 and 1996........................................    F-3

      Consolidated Statements of Shareholders' Equity for the
        years ended December 31, 1995 and 1996..................................   F-4

      Consolidated Statements of Cash Flows for the years
        ended December 31, 1995 and 1996........................................   F-5

      Notes to Consolidated Financial Statements................................   F-7


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT

The following information concerns the directors and executive officers of the Company as of December 31, 1996.

The information contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, on or before April 30, 1997, with respect to directors and executive officers of the Company and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is hereby incorporated by reference in response to this item.


ITEM 10.  EXECUTIVE COMPENSATION

The information contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, on or before April 30, 1997, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, on or before April 30, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission, on or before April 30, 1997, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

         A.  LISTING OF EXHIBITS

 2.1 Plan and Agreement of Reorganization, dated February 18, 1993, among Cosmetic Group USA,Inc., K7 Capital Corporation and certain shareholders of Cosmetic Group USA, Inc.(1)

 3.1        Articles of Incorporation of the Registrant, as amended.(4)

 3.2        Amended and Restated Bylaws of the Registrant.(4)

10.1 Equipment Security Agreement and Secured Promissory Note dated July 26, 1995 between Foothill Capital Corporation and the Registrant.
            (7)

10.1a Security Agreement dated July 26, 1995 between Foothill Capital Corporation and Arnold Zegarelli Products, Inc.(7)

10.1b Continuing Guaranty by Zegarelli Products, Inc. to Premium Commercial Services Corp. dated March 17, 1995. (9)

10.4 Employment Agreement, dated June 21, 1992, between the Registrant and Alfred E. Booth, Jr.(2)

10.5 Employment Agreement, dated April 1, 1993, between the Registrant and Judith E. Zegarelli.(2)

10.6        K7 Capital Corporation 1990 Stock Incentive Plan.(3)

10.7 Amended and Restated Cosmetic Group U.S.A., Inc. 1990 Stock Incentive Plan.(4)

10.8 Manufacturing Agreement, dated October 1, 1993, between the Registrant and Victoria Jackson Cosmetics, Inc.(2)

10.9        Form of 8% Subordinated Convertible Notes.(2)

10.13       Lease, dated December 12, 1989, between the Registrant and
            Joyce E. Eisenberg and David J. Cohen, as trustees for the Ben B. Eisenberg Administrative Trust, and Peter Wald, together with amendments dated April 22, 1991, May 14, 1991 and December 16, 1992.(2)

10.14 Lease, dated August 28, 1990, between the Registrant and Ben B. Eisenberg Properties and Peter S. Wald, together with amendment dated December 16, 1992. (2)

10.15 Lease, dated April 22, 1991, between the Registrant and Ben B. Eisenberg Properties and Peter S. Wald, together with Addendum dated December 16, 1992. (2)

10.15a Amendment dated November 14, 1995 to Lease dated April 22, 1991 and to Addendum dated December 16, 1992 between Ben B. Eisenberg Properties and Peter S. Wald and the Registrant.(9)

10.16       Bill of Sale of Machinery and Equipment, dated March 15, 1993. (2)

10.18 Promissory Note, dated February 18, 1994, by the Registrant in favor of Judith E. Zegarelli.(4)

10.19 Form of Indemnification Agreement between the Registrant and its directors and executive officers.(4)

10.21 Accounts Receivable Loan Agreement dated August 29, 1994, between Registrant and City National Bank.(5)

10.22 Cash and Carry Distribution Agreement, dated May 16, 1995, between Arnold Zegarelli Products, Inc. and Sally Beauty Supply. (8)*

10.22a Services Agreement dated May 16, 1995, between the Arnold Zegarelli Products, Inc. and Sally Beauty Supply. (8)*

10.22b Stock Option Agreement dated May 16, 1995 between the Registrant and Sally Beauty Supply. (8)

10.22c      Trademark License and Option Agreement. (8)

10.23 Lease dated October 2, 1995, between the Registrant and Enterprise Business Center Ltd. (9)

23.1        Consent of Ernst & Young LLP.

99.1 Account Purchase and Finance Agreement, dated March 17, 1995, between Registrant and Premium Commercial Services Corp.(6)

99.1a       Form of 10% Subordinated Convertible Note (11)

99.2 Addendum dated October 25, 1995 to the Account Purchase and Finance Agreement dated March 17, 1995 between Registrant and Premium Commercial Services Corp. (9)

99.2 Accounts Receivable Security Agreement, dated May 10, 1996, between Registrant and First Community Financial Corporation. (10)

99.2b        Form of Promissory Note Purchase Agreement (11)

99.3 Intercreditor Agreement dated July 26, 1995 between Foothill Capital Corporation and Premium Commercial Services Corp. and Acknowledgment By Borrower (Registrant). (9)

99.3a Guaranty and Subordination Agreement, dated May 10, 1996, between Registrant and First Community Financial Corporation. (10)

----------------------

  *      Filed under an application for confidential treatment.

 (1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 21, 1993.

 (2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

 (3) Incorporated by reference to the Registrant's Registration Statement on Form S-18 (No. 33-36333LA) filed August 10, 1990 and amended on October 15, 1990, November 19, 1990, and December 12, 1990.

 (4) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (No. 33-78936) filed on May 13, 1994 and amended on June 23, 1994, July 12, 1994, and July 14, 1994.

 (5)     Incorporated by reference to the Registrant's Form 8-K dated August
         29, 1994.

 (6)     Incorporated by reference to the Registrant's Form 8-K dated March 22,
         1995.

 (7) Incorporated by reference to the Registrant's Form 10-QSB for the quarter ended June 30, 1995.

 (8)     Incorporated by reference to the Registrant's Form 8-K dated May 16,
         1995.

 (9)    Incorporated by reference to the Registrant's Form 10-KSB for the year
        ended December          31, 1995.

(10)   Incorporated by reference to the Registrant's Form 8-K dated May 10,
1996

 (11) Incorporated by reference to the Registrant's Form 8-K dated September 20, 1996

         B.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the fourth quarter of 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COSMETIC GROUP U.S.A., INC.


Date:  March 21, 1997                   By:/s/ Alfred E. Booth, Jr.
                                           ----------------------------
                                           Alfred E. Booth, Jr.
                                           President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                 Title                                Date
------------------------------         ---------------------------------        ------------------------
/s/ Alfred E. Booth, Jr.                   Chief Executive Officer                   March 21, 1997
------------------------
Alfred E. Booth, Jr.                       and Director

/s/ Frank S. McGarvey                      Vice President and Director               March 21, 1997
---------------------
Frank X. McGarvey

/s/ Jennifer Eggers                        Chief Financial Officer and               March 21, 1997
-------------------
Jennifer Eggers                           Chief Accounting Officer

/s/ Judith E. Zegarelli                    Vice President and                        March 21, 1997
-----------------------
Judith E. Zegarelli                        Director

/s/ Howard Simon                           Secretary                                 March 21, 1997
----------------
Howard Simon

/s/ William B. Barnett                     Director                                  March 21, 1997
----------------------
William B. Barnett

/s/ Jack Brehm                             Director                                  March 21, 1997
----------------------
Jack Brehm

/s/ Eric Nickerson                         Director                                  March 21, 1997
-------------------
Eric Nickerson

                         Report of Independent Auditors

The Board of Directors and Shareholders
Cosmetic Group U.S.A., Inc.

We have audited the accompanying consolidated balance sheets of Cosmetic Group U.S.A., Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosmetic Group U.S.A., Inc. and subsidiary at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.


                                        ERNST & YOUNG L.L.P.



Los Angeles, California
February 28, 1997

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996

       ASSETS (Note 5)
CURRENT ASSETS
   Cash                                              $    67,000
   Accounts receivable, less allowance of $128,000     2,768,000
   Inventory (Note 2)                                  3,135,000
   Prepaid expenses and other                            282,000
   Due from officer/director/shareholder                  72,000
                                                     -----------
     TOTAL CURRENT ASSETS                              6,324,000

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation and amortization of $1,768,000
   (Notes 3 and 5)                                     2,278,000

OTHER ASSETS                                             158,000
                                                     -----------
                                                     $ 8,760,000
                                                     ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Due under accounts receivable
     agreement (Notes 3 and 5)                       $ 1,044,000
   Accounts payable                                    2,052,000
   Accrued liabilities                                   429,000
   Current portion of notes payable
     and capital leases (Note 5)                         315,000
                                                      -----------
     TOTAL CURRENT LIABILITIES                         3,840,000

NOTES PAYABLE AND CAPITAL LEASES,
  less current portion (Note 5)                          110,000
10% SUBORDINATED CONVERTIBLE NOTES (Note 5)              300,000

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Notes 6 and 7)
   Preferred stock, $.01 par value, authorized
     1,000,000 shares, none issued                         -
   Common stock, no par value, authorized 25,000,000
    shares, issued and outstanding 5,163,756 shares   6,480,000
Retained deficit                                     (1,970,000)
                                                     ----------
                                                       4,510,000
                                                      ----------
                                                     $ 8,760,000
                                                     ===========

See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year ended
                                                  December 31
                                             1996           1995
                                         --------------------------
Net sales                                $15,180,000     $9,833,000
Cost of sales                              8,739,000      7,493,000
                                          -------------------------
Gross profit                               6,441,000      2,340,000

Selling, general and
 administrative expenses                   5,470,000      3,915,000
Interest expense - net                       346,000        389,000
Settlement of litigation (Note 10)           240,000
                                          ----------------------
                                           6,056,000      4,304,000
                                          -------------------------
Income (loss) before income taxes            385,000     (1,964,000)
Income tax credit (Note 4)                    20,000
                                          -------------------------
Net income (loss)                        $   405,000    $(1,964,000)
                                          =========================

Net income (loss) per share                    $.08          $(.46)
                                          =========================
Weighted average number of shares
 outstanding                              5,085,214       4,231,725
                                          =========================


See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 Common Stock
                               ----------------
                        Number of                 Retained
                         Shares       Amount      (Deficit)         Total
                       -----------------------------------------------------
Balance at December
31, 1994                 3,591,716   $4,009,000   $  (411,000)   $3,598,000
  Net loss                                         (1,964,000)   (1,964,000)
  Conversion of
   convertible notes       222,220      500,000                     500,000
  Issuance of common
   stock                 1,242,320    1,974,000                   1,974,000
                         --------------------------------------------------
Balance at December
31, 1995                 5,056,256    6,483,000    (2,375,000)    4,108,000
  Net income                                          405,000       405,000
  Issuance of common
   stock                   107,500      138,000                     138,000
  Expenses in connection
   with registration of
   common stock sold
   in 1995 private
   placements                          (141,000)                   (141,000)
                         ---------------------------------------------------
Balance at December
31, 1996                 5,163,756   $6,480,000   $(1,970,000)   $4,510,000
                         ==================================================




See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended
                                                December 31
                                             1996         1995
OPERATING ACTIVITIES
Net income (loss)                        $   405,000  $(1,964,000)
Adjustments to reconcile net (loss)
 income to net cash used in
 operations:
  Depreciation and amortization              453,000      363,000
  Changes in operating assets and
   liabilities:
    Accounts receivable                     (789,000)    (841,000)
    Inventory                             (1,378,000)    (270,000)
    Income tax receivable                       -          26,000
    Prepaid expenses and other assets         41,000      (87,000)
    Accounts payable                       1,083,000      560,000
    Accrued liabilities                       65,000      (95,000)
    Deferred income taxes                    (20,000)        -
                                         -------------------------
Net cash used in operating
  activities                                (140,000)   (2,308,000)
                                         --------------------------

INVESTING ACTIVITIES
 Purchase of property, plant and equipment  (621,000     (402,000)
                                          ------------------------
 Net cash used in investing activities       (621,000)    (402,000)
                                           ------------------------
FINANCING ACTIVITIES
 Proceeds from issuance of common stock         -       1,974,000
 Expenses for registration of common
  stock sold in 1995 private placements     (141,000)        -
 Expenses paid by issuing common stock       138,000         -
 Payment of bank debt                           -      (1,174,000)
 Proceeds from convertible notes             300,000         -
 Net proceeds under finance agreement        439,000         -
 Proceeds from other debt                    528,000      965,000
 Payments on other debt and capital
  lease obligations                         (453,000)     (84,000)
 Loan to/payment of loan from
  officer/director/shareholder                (5,000)      25,000
                                           ----------------------
Net cash provided by financing
 activities                                  806,000    1,706,000
                                           ----------------------



   (Continued)

   See accompanying notes.

                           COSMETIC GROUP U.S.A, INC.
                      STATEMENT OF CASH FLOWS (Continued)

                                               Year ended
                                               December 31
                                             1996        1995
                                          -------------------------
Net increase (decrease) in cash and
 cash equivalents                          $ 45,000  $(1,004,000)
 Cash and cash equivalents at beginning
  of year                                    22,000    1,026,000
                                          ======================

 Cash and cash equivalents at end of year  $ 67,000   $   22,000


Schedule of noncash investing and
 financing transactions:
  Debt converted to common stock           $    -     $  500,000
  Debt incurred to acquire equipment         378,000      60,000

Additional disclosures:
 Cash paid during the year for:
  Interest                                 $ 381,000   $ 370,000
  Income taxes                                 1,600       2,000




  See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary.

Inventory

Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method of accounting. The Company reviews the net realizable value of inventory on a periodic basis and, if there is a determination that impairment of the carrying amount has taken place, a provision for loss is recorded.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation and amortization are calculated using the straight-line method over ten years for machinery and equipment and generally five to seven years for other fixed assets for financial reporting purposes. Leasehold improvements are amortized over the shorter of the economic useful life or the term of the lease.

Income Taxes

Income taxes have been provided using the liability method.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition

Revenues are recognized when the product is shipped to customers. Returns and allowances have not been material.

Per Share Data

Net income (loss) per share has been computed based on the weighted average number of shares of common stock outstanding. Common stock options, warrants and the shares issuable upon conversion of convertible notes have not been considered because the effect was either not material or antidilutive.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1996

1. Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets

Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and, if indications of impairment or, if long-lived assets are expected to be disposed of, impairment losses are recorded.

Stock-Based Compensation

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees".

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" (SFAS 123). SFAS 123 establishes a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions for pro forma disclosure requirements of SFAS 123 in the accompanying financial statements. See Note 6.

2. Inventory

Inventory at December 31, 1996 consists of:

             Raw materials and components      $1,132,000
             Work-in-process                    1,301,000
             Finished goods                       702,000
                                               ----------
                                               $3,135,000
                                               ==========

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1996


3. Property, Plant and Equipment

Property, plant and equipment at December 31, 1996 consists of:

             Machinery and equipment            $3,168,000
             Office and display furniture
              and equipment                        492,000
             Leasehold improvements                386,000
                                                ----------
                                                 4,046,000
             Less accumulated depreciation
              and amortization                   1,768,000
                                                ----------
                                                $2,278,000
                                                ==========

4. Income Taxes

The deferred tax liability at December 31, 1996 consists of:

     Accelerated  depreciation and amortization    $ (321,000)
     Net operating loss                               921,000
     Valuation allowance                             (742,000)
     Other                                            142,000
                                                   ----------
                                                         -
                                                   ===========

A rate reconciliation of computed expected total provision (benefit) for income taxes to the amount recorded is as follows:

                                          1996        1995

 Computed expected provision
  (benefit)                            $ 140,000    $(668,000)
 Valuation allowance                     (20,000)     653,000
 Net operating loss                     (140,000)
 Other                                      -          15,000
                                       ----------------------
                                       $ (20,000)         -
                                       =======================

At December 31, 1996, the Company had net operating loss carryforwards (NOL) of approximately $2,500,000 for federal income tax purposes which expire through 2010.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1996

5. Debt

In March 1995, the Company entered into an Account Purchase and Finance Agreement which provided that the Company may sell accounts receivable at a discount of 6% (originally 10%). Further, a fee of 4% a month would be charged for accounts outstanding over 60 days. The maximum amount which could be outstanding under the agreement was $900,000. Amounts owing under this
agreement were              collateralized by substantially all the assets of
the Company.

In May 1996, the Company terminated the above agreement and entered into a new Accounts Receivable Security Agreement. The new agreement, as amended, provides for advances up to 75% of eligible accounts receivable, with a maximum of $1,250,000 and interest at 16% per annum, which rate may increase if the prime rate exceeds 8 1/4%. The initial proceeds of this financing were used to repay the balance due under the prior financing. The new agreement, among other things, prohibits the payment of dividends and requires the Company to maintain a specified amount of net worth and minimum working capital ratio.

Notes payable and capital leases bear interest principally at the rate of 4 1/2% above the prime rate and a monthly service charge of 0.4% of the daily outstanding principal balance.

The Company's obligations to the above lenders are secured by a security interest in substantially all of the assets of the Company and its subsidiary.

In June 1996, the Company borrowed $150,000 from a partnership, of which a director of the Company is the general partner. The loan was repaid in full in August 1996, with interest at the rate of 10% per annum. As additional incentive for making the loan, the Company issued the director 7,500 shares of common stock; the fair market value of the shares has been charged to interest expense.

In September 1996, the Company sold $300,000 principal amount of 10% Subordinated Convertible Notes to a partnership, of which the general partner is a director of the Company. Interest is payable semi-annually and the principal is due in September 1999. The notes are convertible into shares of common stock at the rate of $2 per share - total 150,000 shares (subject to anti-dilution provisions).

Principal payments required on long-term debt at December 31, 1996 is due as follows: $315,000 - 1997, $74,000 - 1998, $323,000 - 1999, $10,000 - 2000 and
$3,000 - 2001.

                         COSMETIC GROUP U.S.A., INC. AND
                          SUBSIDIARY NOTES TO FINANCIAL
                              STATEMENTS (continued)
                               DECEMBER 31, 1996

6. Shareholders' Equity

Common Stock

During 1995, the Company sold in private placements 642,320 shares of common stock at $1.50 per share and 600,000 Units at $2.25 per Unit. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock. In connection with the placements, the Company issued warrants to selling agents.

A summary of outstanding warrants, including the above, at December 31, 1996 is as follows:

                                                        Exercise    Expiration
                                              Number      price        date
                                            ---------   --------    ----------
Issued in connection with 1994
  public offering (as adjusted)
  redeemable at $.04 per warrant
  if the closing bid price per
  share of common stock exceeds
  $4.45 per share for specified
  period                              471,698 shares  $3.18          July 1999
Issued to underwriter in public
  offering. Each Unit consists of
  two shares of common stock and
  a warrant to purchase 1.18 shares
  of common stock. The warrant
  contains the same features as
  the above warrant                    40,000 units    7.35          July 1999

Issued in connection with private
placements                            600,000 shares   3.75       October 1997
                                      189,961 shares   3.00        August 1997

Issued to selling agents in
private placements. The units
consist of one share of common
stock and a warrant containing
the same features as the warrants
for 600,000 shares above.              38,250 shares    1.95      December 2000
                                        60,000 units    2.70     September 1998

No warrants have been exercised to December 31, 1996.

During 1995, the Company reduced the conversion price of the 8% Convertible Subordinated Notes due September 1, 1996 to $2.25 per share and the total $500,000 of outstanding Notes were converted into 222,220 shares of common stock.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1996

6. Shareholders' Equity (continued)

Stock Options

The Company has a 1990 Stock Incentive Plan, as amended, ("Plan") under which the Company may grant options for the purchase of up to a maximum of 1,000,000 shares of common stock. The exercise price for all options is not less than the fair market value on the date the option is granted, or 110% of the fair market value if such option is granted to an individual owning more than 10% of the Company's outstanding common stock on the date of grant. The grant of options, term and exercise price are determined by the Board of Directors acting as the Stock Option Committee.

Information on stock options, including 160,000 options granted in 1994 not under the above plan and options granted under the agreement discussed in Note 7 is as follows:

                                Shares                   Price
                               outstanding  Exercisable   Range
                              -----------  -----------  -------
    Balance at December 31,
      1994                      688,000      389,267   $3.00 to $4.00
    Granted - 1995              683,626      579,626    1.50 to 3.75
    Cancelled - 1995             (6,000)        (667)   2.25 to 3.00
    Became exercisable                        59,367
                                --------     --------   -------------
    Balance at December 31,
      1995                    1,365,626    1,027,593    1.50 to 4.00
    Granted - 1996              120,750       30,750    1.23 to 2.25
    Cancelled - 1996            (12,500)      (8,333)   3.00
    Became exercisable                        90,866
                              ----------   ----------   ------------
    Balance at December 31,
      1996                    1,473,876    1,140,876   $1.23 to $4.00
                              =========    =========   ==============

No options have been exercised and, at December 31, 1996, options for 1,140,876 shares are exercisable.

The following pro forma disclosure shows the effect of valuing options granted to employees and consultants during 1995 and 1996. The values have been determined using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of approximately 5.5% in each year, dividend yields of 0% in each year, weighted average volatility factors of the expected market price of the Company's common stock of approximately 64% and 42%, respectively, and expected life of the options of 10 years and 8.8 years, respectively. These assumptions resulted in average values per option of $1.89 in 1996 and $1.42 in 1995 and a total value of options granted of $208,000 in 1996 and $237,000 in 1995.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1996

6. Shareholders' Equity (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The pro forma effect on operating results for 1996 and 1995 is not representative of the pro forma effects on operating results in future years because it does not take into account pro forma compensation expense for grants made prior to 1995. Pro forma information in future years will include the amortization of options granted in succeeding years. Pro forma information is as follows:

                                              1996         1995
                                              ----         ----
   Pro forma net income (loss)              $296,000    $(2,088,000)
   Pro forma net income (loss) per share        $.06          $(.49)

7. Distribution Agreement

In May 1995, Arnold Zegarelli Products, Inc. a wholly-owned subsidiary ("AZP"), entered into agreements with Sally Beauty Company, Inc. ("SBC"). Under the distribution agreement, SBC has been granted the exclusive right to distribute the Zegarelli product line in the United States through beauty supply stores. Sales may be made only to salon professionals. The agreement is for a period of five years and automatically renews for successive terms of five years at SBC's election. The Company also uses full service distributors to sell AZP products directly to salons and licensed cosmetologists and, in connection therewith, AZP may purchase products from SBC for resale to its independent distributors and may use warehouse and shipping services provided by SBC pursuant to a service agreement. Sales to AZP's independent distributors are from products purchased by AZP from SBC at prices equivalent to that charged by SBC to AZP.

Net sales in the accompanying statements of operations include sales to SBC; the purchase of products by AZP from SBC and the subsequent resale to independent distributors are not included in such statements.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1996

7. Distribution Agreement (continued)

In connection with the aforementioned agreements with SBC, the Company granted to SBC options to purchase 10% of the outstanding stock at such date; the options may be exercised at any time from May 1996 through May 2000 provided SBC continues providing services pursuant to one of the agreements referred to in the first paragraph hereof. The Company will issue additional options to SBC if, at any time prior to the expiration of the above option, the Company issues additional shares of common stock: a) other than for the exercise of stock options, SBC shall have the option to purchase 10% of the number of shares issued at an exercise price equal to the issuance price of such shares, and b) if the Company issues an aggregate of 100,000 shares of common stock upon the exercise of stock options, SBC shall have the option to purchase 10,000 shares of common stock at an exercise price equal to the market price of the common stock on the day preceding the date on which the last shares are issued by the Company to reach the 100,000 share threshold. Thereafter, upon each succeeding issuance of 100,000 shares of common stock upon the exercise of stock options, SBC shall have the option to purchase an additional 10,000 shares on the terms and conditions set forth in the preceding sentence. The number of shares subject to option and the exercise prices are subject to adjustment for stock splits and stock dividends. Outstanding options are included in the stock option table in Note 6.

8. Commitments and Contingencies

The Company leases office and warehouse facilities under operating leases expiring through 2001. Future minimum lease payments are approximately $460,000 in 1997, $420,000 in 1998, $310,000 in 1999, $300,000 in 2000 and $25,000 in
2001 (total - $1,515,000).

Rent expense approximated $457,000 in 1996 and $335,000 in 1995.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1996


9. Industry Segment Data

Since 1995 the Company operates in two segments - custom developing, formulating and manufacturing color cosmetics and other personal care products for customers that market products for sale under their own brand names ("contract packaging") and manufacture and sale of professional hair care products under the name "Zegarelli" ("hair care products"). The following summarizes certain segment information at December 31, 1996 and 1995 and for each of the years then ended:

                                     1996               1995
                                     ----               ----
Net sales
   Contract packaging               $13,172,000        $9,305,000
   Hair care products                 4,034,000         1,299,000
                                     ----------        ----------
                                     17,206,000        10,604,000
   Elimination-intersegment sales     2,026,000           771,000
                                     ----------        ----------
Total sales                         $15,180,000        $9,833,000
                                    -----------        ----------

Operating profit (loss)
   Contract packaging               $ 2,798,000        $  378,000
   Hair care products                (1,696,000)       (1,632,000)
                                     ----------        -----------
Total operating profit (loss)         1,102,000        (1,254,000)
   Corporate expenses                   372,000           321,000
   Interest expense                     345,000           389,000
   Tax credit                           (20,000)
                                     -----------        ----------
Net income (loss)                   $   405,000       $(1,964,000)
                                    ===========       ============

Identifiable assets
   Contract packaging               $7,083,000         $5,001,000
   Hair care products                1,538,000          1,326,000
                                     ---------         ----------
                                     8,621,000          6,327,000
   Corporate assets                    139,000             89,000
                                     ---------         ----------
Total assets                        $8,760,000         $6,416,000
                                    ==========        ===========

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1996

9. Industry Segment Data (continued)

                                          1996               1995
                                          ----               ----
Depreciation and amortization expense
   Contract packaging                  $  393,000         $  332,000
   Hair care products                      60,000             31,000
   Corporate                                  -                  -

Capital expenditures
   Contract packaging                  $  570,000         $  253,000
   Hair care products                      51,000            149,000
   Corporate                                  -                 -

Intersegment sales are accounted for at prices comparable to unaffiliated customer sales. Operating profit is total revenue less operating expenses, excluding interest and corporate expenses. Identifiable assets by industry segment include assets directly identified with those operations. Corporate assets consist of cash and receivable from officer/director.

Sales to customers which represented more than 10% of sales in 1996 or 1995 are as follows:

                             % of contract          % of
                            packaging sales     total sales
                            ---------------     -----------
                             1996    1995       1996   1995
                             ----    ----       ----   ----
    Customer A               22%     42%        19%    39%
    Customer B               14      24         12     22
    Customer C               12       7         11      6

                             % of hair care
                             products sales
                             --------------
    Customer D               98%     96%        26     12

In 1996 the Company recorded a charge of $240,000 for the settlement of litigation relating to the contract packaging segment. See Note 10.

For the year ended December 31, 1995, the Company provided an allowance of approximately $363,000 in the contract packaging segment to reduce the carrying amount of certain finished products resulting from a lower of cost or market adjustment for a discontinued product applicable to that segment.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS (continued)
                               DECEMBER 31, 1996


10. Litigation and Other Items

The Company was a defendant in a lawsuit filed in March 1996. The complaint alleged that a portion of the product delivered by the Company for the plaintiff was defective and sought incidental and consequential damages in an unspecified amount and reimbursement of certain fees and expenses.

In September 1996, the Company and the plaintiff agreed to settle the litigation in consideration of the payment by the Company of $100,000 cash and the issuance of 100,000 shares of the Company's common stock to the plaintiff. The Company recorded an expense of $240,000 in 1996 in connection with the settlement, of which $100,000 is attributable to the cash payment, $122,500 is attributable to the value of the shares of common stock issued and the balance to fees and expenses incurred.

In October 1996 a lawsuit was filed against the Company with regard to a dispute for certain development costs charged to the Company. Management believes that the claimed obligation was previously settled, that the plaintiff has reneged on the settlement agreement and the ultimate outcome of the matter will not adversely affect the Company's financial position or operations.

In 1996 the Company commenced a defined contribution plan ('the Plan") which qualifies under Section 401 (k) of the Internal Revenue Code. The Plan covers a majority of employees with over one year of service. and provides for a 25% match of the participants' eligible contributions. The Company recognized an expense under the plan of $14,000 in 1996.