Form 10QSB
period 1997-03-31
COSMETIC GROUP USA INC /CA/
filed 1997-04-24
CIK 867028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(Mark one)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
          For the quarterly period ended  March 31, 1997
(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
      ACT
          For the transition period from _______ to________

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,183,756 shares of common stock outstanding at April 15, 1997.

Transitional Small Business Disclosure Format (check one) Yes    No  X

                                      INDEX

                           COSMETIC GROUP U.S.A., INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheet - March 31, 1997

   Condensed consolidated statements of income - Three months ended March 31, 1997 and 1996

   Condensed consolidated statements of cash flows - Three months ended March
      31, 1997 and 1996

   Notes to condensed consolidated financial statements - March 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1.
                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 1997

       ASSETS - Note 3

CURRENT ASSETS
   Cash                                                $    91,000
   Accounts receivable, less allowance of $135,000       1,450,000
   Inventory - Note 2                                    3,494,000
   Prepaid expenses and other                              689,000
   Due from officer/director/shareholder                    73,000
                                                       -----------
        TOTAL CURRENT ASSETS                             5,797,000

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation and amortization of $1,887,000           2,215,000

OTHER ASSETS                                               206,000
                                                       -----------
                                                       $ 8,218,000
                                                       ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Due under finance agreement                         $   601,000
   Short term note payable - Note 3                        200,000
   Accounts payable                                      1,800,000
   Accrued liabilities                                     369,000
   Current portion of long term debt                       225,000
                                                       -----------
     TOTAL CURRENT LIABILITIES                           3,195,000

LONG TERM NOTES PAYABLE, less current portion              105,000
10% SUBORDINATED CONVERTIBLE NOTES                         300,000

SHAREHOLDERS' EQUITY -  Notes 3 and 4
   Preferred stock, $.01 par value, authorized
     1,000,000 shares, none issued                             -
   Common stock, no par value, authorized 25,000,000
     shares, issued and outstanding 5,183,756 shares     6,508,000
   Retained deficit                                     (1,890,000)
                                                       -----------
                                                         4,618,000
                                                       -----------
                                                       $ 8,218,000
                                                       ===========



See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                               Three Months Ended
                                     March 31,
                                 1997        1996
                             -----------------------
Net sales                    $2,783,000   $3,460,000
Cost of sales                 1,497,000    2,142,000
                             ----------   ----------
Gross profit                  1,286,000    1,318,000

Selling, general and
 administrative expenses      1,138,000    1,148,000
Interest expense                 68,000       99,000
                             ----------   ----------
                              1,206,000    1,247,000
                             ----------   ----------
Income before income taxes   $   80,000   $   71,000

Income taxes                        -            -
                             ----------   ----------

Net income                   $   80,000   $   71,000
                             ==========   ==========

Net income per share         $      .02   $      .01
                             ==========   ==========

Weighted average number of
 common shares outstanding    5,173,756    5,056,256
                             ==========   ==========



See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Three Months Ended
                                                   March 31,
                                                1997        1996
                                            ----------------------
OPERATING ACTIVITIES
Net cash provided by operating
  activities                                $ 391,000    $   8,000

INVESTING ACTIVITIES
Purchase of property, plant and equipment     (56,000)    (203,000)
                                            ---------    ---------

Net cash used in investing activities         (56,000)    (203,000)

FINANCING ACTIVITIES
Expenses paid by issuing common stock          30,000
Expenses for registration of common stock
 sold in 1995 private placements               (2,000)     (35,000)
Loan to officer/director/shareholder           (1,000)      (1,000)
Net (payments) proceeds under finance
 agreement                                   (443,000)     189,000
Other borrowings                              237,000       97,000
Repayment of borrowings                      (132,000)     (48,000)
                                            ---------    ---------

Net cash (used in) provided by
  financing activities                       (311,000)     202,000
                                            ---------    ---------

Net increase in cash                           24,000        7,000
Cash at beginning of period                    67,000       22,000
                                            ---------    ---------

Cash at end of period                       $  91,000    $  29,000
                                            =========    =========



See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,1997

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996 filed by the Company.

2. Inventory

Inventory at March 31, 1997 consists of:

     Raw materials and components        $1,684,000
     Work-in-process                        998,000
     Finished goods                         812,000
                                         ----------
                                         $3,494,000
                                         ==========

3. Debt

In March 1997 the Company borrowed $200,000, of which $100,000 is due in May 1997 and the balance in June 1997. Interest is at the rate of 10% a year. As additional consideration for the loan, the Company issued the lender 10,000 shares of common stock. The fair market value of the shares are being charged to interest expense over the term of the loan. The proceeds of the loan were used to finance short term inventory increases.

The Company's obligations to its lenders (other than the above) are secured by a security interest in substantially all of the assets of the Company and its subsidiary.

4. Shareholders's Equity

During the three months ended March 31, 1997 the Company issued 20,000 shares of common stock for the settlement of an obligation and for the purpose discussed in Note 3. above.

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

The Company continues to devote substantial resources to the introduction and marketing of its Zegarelli product line. The Company believes that it now has in place the promotional programs and materials that are required to support its marketing efforts.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1997 were $677,000 (20%) less than net sales for the same quarter of last year. The decrease is attributable to lower sales of approximately $560,000 to the Company's largest contract manufacturing customer and lower sales of approximately $200,000 of Zegarelli products. For the three months ended March 31, 1997 the two largest customers accounted for 12% and 10% of net sales. For the three months ended March 31, 1996, the four largest customers accounted for 29%, 24%, 21% and 10% of net sales. The Company believes that the current quarter reduction of sales to the largest contract customer is a temporary situation and that sales will shortly increase to the prior level.

Cost of sales decreased $645,000 (30%) in the three months ended March 31, 1997 as compared with the same period last year. As a percentage of net sales, cost of sales was 54% for the three months ended March 31, 1997, compared to 62% for the three months ended March 31, 1996. The decrease in the cost of sales percentage is primarily attributable to increased margins on products manufactured for new customers and the elimination or reduction of low margin products.

Selling, general and administrative expenses were approximately the same for the quarter ended March 31, 1997 ($1,138,000) and the comparable quarter of last year ($1,148,000). As a percentage of net sales such expenses increased to 41% in the current quarter from 33% for the same quarter of last year. The percentage increase results because most of the expenses are fixed.

Interest expense was $68,000 for the three months ended March 31, 1997 compared to $99,000 for the same three months of 1996. The decrease of $31,000 is attributable to the lower interest rate under the accounts receivable credit facility which replaced the previous accounts receivable line in May 1996 offset by the interest on new debt.

For the three months ended March 31, 1997, the Company recorded net income of $80,000 compared to net income of $71,000 for the three months ended March 31, 1996. Although net sales for the current quarter were less than that of the same quarter of last year, an improvement on gross profit and reduction of interest expense resulted in a small increase in net income in the 1997 quarter. Net income per share was $.02 for the three months ended March 31, 1997 and $.01 for the three months ended March 31, 1996. The average number of shares used in computing per share amounts was approximately the same for both quarters.

LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to $2,602,000 at March 31, 1997, an increase of $118,000 from December 31, 1996. For the three months ended March 31, 1997, operations resulted in cash flow of $391,000 compared to $8,000 for the same period of 1996. Operating cash flow for the 1997 quarter resulted from net income plus depreciation and the reduction of accounts receivable, offset by increases in inventory, prepaid expenses, etc. and reductions in accounts payable and accrued expenses. In the current quarter $56,000 was invested in new equipment, borrowings amounted to $237,000 (of which $200,000 was due within three months), the amount due under the finance agreement was reduced $443,000, repayment of other borrowings were $132,000 and $30,000 of common stock was used for the payment of expenses.

The Company believes that funds generated from operations, borrowings under its credit facilities will be sufficient to finance its working capital and capital expenditure requirements through the end of 1997. In addition, in order to take advantage of business opportunities, the Company may consider raising additional funds from time to time through the private placement of debt or equity securities.

PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K
      There were no reports filed on Form 8-K during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             COSMETIC GROUP  U.S.A., INC.

                             /s/ Jennifer J. Eggers
Date: April 24, 1997         ____________________________
                               Jennifer J. Eggers
                               Chief Financial Officer and
                               Chief Accounting Officer