Form 10QSB
period 1997-06-30
COSMETIC GROUP USA INC /CA/
filed 1997-08-19
CIK 867028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(Mark one)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
          For the quarterly period ended  June 30, 1997
(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
      ACT
          For the transition period from _______ to________

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


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,755,438 shares of common stock outstanding at August 1, 1997.

Transitional Small Business Disclosure Format (check one) Yes    No X

                                      INDEX

                           COSMETIC GROUP U.S.A., INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheet - June 30, 1997

   Condensed consolidated statements of operations - Three months and six months ended June 30, 1997 and 1996

   Condensed consolidated statements of cash flows - Six months ended June 30, 1997 and 1996

   Notes to condensed consolidated financial statements - June 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2. Change in Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
               10.1 Agreement in Principle dated May 30, 1997 between Registrant and CGUSA LLC.

        (b) There were no reports filed on Form 8-K during the quarter ended June 30, 1997


SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1.
                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1997

       ASSETS - Note 3 and 5
CURRENT ASSETS
   Cash                                              $    8,000
   Accounts receivable, less allowance of $49,000     1,273,000
   Inventory - Note 2                                 3,590,000
   Prepaid expenses and other                           662,000
   Due from officer/director/shareholder                 74,000
                                                      ---------
        TOTAL CURRENT ASSETS                          5,607,000

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation and amortization of $2,009,000        2,093,000

OTHER ASSETS                                            306,000
                                                     $8,006,000
                                                     ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Due under finance agreement                       $  574,000
   Short term note payable - Note 3                     100,000
   Accounts payable                                   1,814,000
   Accrued liabilities                                  342,000
   Current portion of long term debt                    323,000
                                                      ---------
     TOTAL CURRENT LIABILITIES                        3,153,000

LONG TERM NOTES PAYABLE, less current portion           304,000
10% SUBORDINATED CONVERTIBLE NOTES                      300,000

SHAREHOLDERS' EQUITY -  Notes 3 and 4
   Preferred stock, $.01 par value, authorized
     1,000,000 shares, none issued                         -
   Common stock, no par value, authorized 25,000,000
     shares, issued and outstanding 5,755,438 shares  7,228,000
   Retained deficit                                  (2,979,000)
                                                      4,249,000
                                                     $8,006,000
                                                     ==========



See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                              1997        1996        1997        1996*
                          -----------------------  ----------------------

Net sales                 $  439,000   $  630,000  $1,003,000  $1,405,000
Cost of sales                226,000      302,000     492,000     734,000
                           ---------    ---------     -------   ---------
Gross profit                 213,000      328,000     511,000     671,000

Selling, general and
 administrative expenses   1,265,000    1,133,000   2,039,000   1,989,000
Interest expense              47,000       73,000      94,000     139,000
                           ---------    ---------   ---------   ---------
                           1,312,000    1,206,000   2,133,000   2,128,000
                           ---------    ---------   ---------   ---------
Loss from continuing
 operations before
 income taxes             (1,099,000)    (878,000) (1,622,000) (1,457,000)

Income taxes                   -            -           -             -
                           ---------    ---------   ---------     -------

Loss from continuing
 operations               (1,099,000)    (878,000) (1,622,000) (1,457,000)

Income from operations
 of discontinued
 Contract Packaging
 Business - Note 5            10,000      970,000     613,000   1,620,000
                         -----------     --------   ---------   ---------

Net income (loss)        $(1,089,000)  $   92,000 $(1,009,000) $  163,000
                         ============  ========== ============ ==========

Per share:
 Loss from continuing
  operations                 $(.21)       $(.17)      $(.31)       $(.29)
 Income from discontinued
  operations                    -           .19         .12          .32
                             ------       ------      ------       -----
 Net income (loss)           $(.21)       $ .02       $(.19)       $ .03
                             ======       =====       ======       =====

Weighted average number
 of common shares
 outstanding               5,356,938    5,057,089   5,265,768   5,056,673
                           =========    =========   =========   =========

* - Restated - Note 1

See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Six Months Ended
                                                    June 30,
                                                1997        1996
                                             ---------    ---------
OPERATING ACTIVITIES
Net cash (used in) provided by
  operating activities                       $(581,000)   $  17,000

INVESTING ACTIVITIES
Purchase of property, plant and equipment      (56,000)    (376,000)
                                             ---------    ---------

Net cash used in investing activities          (56,000)    (376,000)

FINANCING ACTIVITIES
Issuance of common stock                       748,000       15,000
Expenses for registration of common stock
 sold in 1995 private placements                            (35,000)
Loan to officer/director/shareholder            (2,000)      (2,000)
Net (payments) proceeds under finance
 agreement                                    (470,000)     244,000
Other borrowings                               697,000      412,000
Repayment of borrowings                       (395,000)    (140,000)
                                             ---------    ---------

Net cash provided by (used in)
  financing activities                         578,000      494,000
                                             ---------    ---------

Net increase (decrease) in cash                (59,000)     135,000
Cash at beginning of period                     67,000       22,000
                                             ---------    ---------

Cash at end of period                        $   8,000    $ 157,000
                                             =========    =========




See accompanying notes.

                   COSMETIC GROUP U.S.A., INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in Form 10- KSB for the year ended December 31, 1996 filed by the Company.

As discussed in Note 5, the Company has entered into an agreement for the sale of its Contract Packaging Business. The operations of the Contract Packaging Business is reported as discontinued operations in the accompanying statements of operations for all periods. The statement of operations for the 1996 periods have been restated therefor.

2. Inventory

Inventory at June 30, 1997 consists of:

     Raw materials and components        $1,983,000
     Work-in-process                        949,000
     Finished goods                         658,000
                                         $3,590,000
                                         ===========

3. Debt

In March 1997 the Company borrowed $200,000, of which $100,000 was due and paid in May 1997 and the balance, which was originally due in June 1997 was extended to August 1997. Interest is at the rate of 10% a year. As additional consideration for the loan, the Company issued the lender 10,000 shares of common stock. The fair market value of the shares is being charged to interest expense over the original term of the loan. The proceeds of the loan were used to finance short term inventory increases.

In June 1997, the Company borrowed an additional $385,000 under its equipment loan. The new loan is payable in monthly installments of approximately $18,000 plus interest at 4 1/2% above the prime rate and a monthly service charge of 0.4% of the outstanding principal balance.

The Company's obligations to its lenders (other than that referred to in the first paragraph above) are secured by a security interest in substantially all of the assets of the Company and its subsidiary.

4. Shareholders's Equity

During the six months ended June 30, 1997 common stock was issued as follows:

                                            Shares     Amount
                                            ------     ------
  Settlement of an obligation               11,682   $ 20,000
  Additional consideration for loan         10,000     10,000
  Exercise of stock options                 45,000     59,000
  Exercise of warrants, less expenses      525,000    661,000
                                           -------    -------
  Total                                    591,682   $750,000
                                           =======   ========

The above warrants were issued as part of warrants for 600,000 shares in connection with private placements, and originally had an exercise price of $3.75 per share. In May, 1997 the exercise price was reduced to $1.30 per share.

As a result of the issuance of shares during the six months ended June 30, 1997, additional options were granted to Sally Beauty Company ("SBC") and, at June 30, 1997, there were outstanding 571,644 options issued to SBC. The options are exercisable at $1.23 to $2.06 per share and expire in May 2000.

At June 30, 1996, there were outstanding, as adjusted, 506,756 warrants issued in connection with the 1994 public offering at an adjusted exercise price of $2.96 per share. The warrants expire in July 1999.

5. Sale of Contract Packaging Business

On May 30, 1997, the Company entered into an Agreement in Principle which, among other things, provided for the sale by the Company of the assets and business of its Contract Packaging Business to CGUSA LLC, a newly-formed privately held New Jersey limited liability company ("CGUSA"). Such assets and business constitute the major portion of the Company's assets and business. On July 24, 1997, the Company and CGUSA entered into an Asset Purchase Agreement pursuant to which the Company proposes to sell to CGUSA the aforementioned assets and business. The purchase price, subject to adjustment, is $7,600,000, consisting of $4,100,000 cash and a 10% subordinated promissory note for $3,500,000. The note is payable in annual installments of $500,000, commencing one year after closing of the transaction. For financial reporting purposes (and assuming no adjustment to the purchase price), the Company plans to reduce the original carrying amount of the note to $2,426,000 to provide an effective yield of 20% to the Company.

The purchase price is subject to upward or downward adjustment in the event that at closing, the net assets (i.e. total assets acquired, less assumed liabilities) is more or less than $4,400,000. The Company believes that the sale will result in a gain.

Concurrently with the signing of the Asset Purchase Agreement, CGUSA loaned the Company $700,000. The loan provides for interest at the rate of 10% a year and is collateralized by liens on substantially all assets of the Company, which lien is subordinate to the liens of the Company's existing secured creditors. The loan, together with accrued interest, is payable at the earlier of closing, termination of the Asset Purchase Agreement or December 31, 1997. Proceeds of the loan may be used only to fund the Contract Packaging Business. The loan places certain restrictions of the use of cash flow from the Contract Packaging Business and limits additional borrowings by the Company.

Closing of the Asset Purchase Agreement is subject, among other matters, to clearance of the Company's proxy materials with the Securities and Exchange Commission and approval by the Company's shareholders.

A summary of the assets to be purchased and liabilities which would be assumed of the Contract Packaging Business at June 30, 1997 included in the accompanying consolidated balance sheet is as follows:

   Current assets                       $4,128,000
   Property, plant and equipment         2,010,000
   Other assets                             66,000
                                        ----------
     Total assets                        6,204,000
                                        ----------
   Current liabilities                   1,500,000
   Long-term debt                          304,000
                                        ----------
     Total liabilities                   1,804,000
                                        ----------
   Net                                  $4,400,000
                                        ==========

A summary of the operations of the Contract Packaging Business shown as discontinued operations in the accompanying statements of operations is as follows:

                              June 30, 1997             June 30, 1996
                        3 mos ended  6 mos ended  3 mos ended  6 mos ended
                        ------------------------  ------------------------
Net sales               $1,589,000   $3,807,000   $2,651,000   $5,335,000
Cost of sales            1,230,000    2,460,000    1,480,000    3,189,000
                        ----------   ----------   ----------   ----------
Gross profit               359,000    1,347,000    1,171,000    2,146,000

Selling, general and
 administrative            328,000      693,000      167,000      459,000
Interest expense            20,000       41,000       34,000       67,000
                        ----------   ----------   ----------   ----------
                           348,000      734,000      201,000      526,000
                        ----------   ----------   ----------   ----------
Income from operations
 of discontinued
 business               $   11,000   $  613,000   $  970,000   $1,620,000
                        ==========   ==========   ==========   ==========

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

GENERAL

The Company has operated, since 1995, in two segments, contract manufacturing and the manufacture and sale of professional hair care products under the "Zegarelli" name. Through its contract manufacturing operations, the Company custom develops, formulates and manufactures a wide range of color cosmetics and other personal care products for customers that market products for sale under their own brand names. In addition to its operations as a contract manufacturer, in 1994, the Company developed with Arnold Zegarelli, a professional hair designer, a line of professional hair care products which are manufactured by the Company and marketed to beauty salons and hair care professionals. Sales of the Zegarelli product line commenced in the second quarter of 1995. On May 30, 1997, the Company entered into an Agreement in Principle and on July 24, 1997 signed an Asset Purchase Agreement, pursuant to which the Company proposes to sell all the assets and business of its contract manufacturing segment (Contract Packaging Business). The operations of that segment has been shown as a discontinued operation and the following discusses the operations of each segment separately.

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

RESULTS OF OPERATIONS

PROFESSIONAL HAIR CARE PRODUCTS

Net sales for the quarter and for the six months ended June 30, 1997 were $439,000 and $1,003,000, respectively, compared to $630,000 and $1,405,000, respectively for the same periods in 1996, reductions of $191,000 (30%) for the three month period and $402,000 (29%) for the six month period. Sales to Sally Beauty Company accounted for approximately -0- % of net sales for the second quarter of 1997 and 26% for the six months ended June 30, 1997. Other sales for the 1997 periods were to independent distributors. Substantially all sales for three and six months ended June 30, 1996 were to Sally Beauty Company.

Cost of sales decreased $76,000 (25%) in the three months ended June 30, 1997 and $242,000 (33%) in the six months then ended as compared to the same periods in 1996. As a percentage of net sales, cost of sales was 52% for the three months ended June 30, 1997 and 49% for the six months ended June 30, 1997, compared to 48% and 52%, respectively for the three months and six months ended June 30, 1996. The changes in the percentages to net sales are due to changes in product mix.

Selling, general and administrative expenses increased $132,000 to $1,265,000 for the three months ended June 30, 1997 and increased $50,000 to $2,039,000 for the six months then ended, compared to the same periods in 1996. As a percentage of net sales, such expenses were 288% and 203%, respectively, for the three months and six months ended June 30, 1997 compared to 180% and 142% for the same periods in 1996. The increase in expenses is principally the result of increased costs for trade shows, dealer promotions and product education required for the expansion of the product distribution program.

Interest expense was $47,000 (three months ended June 30, 1997), $94,000 (six months ended June 30, 1997), compared to $73,000 (three months ended June 30,
1996) and $139,000 (six months ended June 30, 1996). The decrease of $26,000 for the three month period and $45,000 for the six month period is attributable to the lower interest rate under the accounts receivable credit facility which replaced the previous accounts receivable line in May 1996 offset by the interest on new debt.

For the three months ended June 30, 1997 and for the six months ended June 30, 1997 the Company reported losses of $1,099,000 and $1,622,000, respectively from the hair care segment, compared to losses of $878,000 and $1,457,000 for the comparable period in 1996. The losses were principally the result of increased selling, general and administrative expenses for the expansion of the product line and insufficient sales to support such expenses.

CONTRACT PACKAGING BUSINESS

Net sales for the three months ended June 30, 1997 were $1,589,000, a reduction of $1,062,000 (40%) from the $2,651,000 for the same quarter last year. For the six months ended June 30, 1996 net sales amounted to $3,807,000, compared to $5,335,000 for the same period in 1996, a reduction of $1,528,000, or 29%. Sales to customers accounting for more than 10% of net sales in any period were as follows:

                     3 mos 6/30/97 6 mos 6/30/97 3 mos 6/30/96 6 mos 6/30/96
                     ------------- ------------- ------------- -------------
  Customer A               21%          17%           36%          36%
  Customer B               14%          12%           14%           9%
  Customer C                9%           7%           21%          26%
  Customer D                -            -            12%          12%

Cost of sales decreased $250,000 (17%) to $1,230,000 for the three months ended June 30, 1997 and decreased $729,000 (23%) to $2,460,000 for the six months ended June 30, 1997, compared to the same periods in 1996. As a percentage of sales, cost of sales was 77% for the three months ended June 30, 1997 and 65% for the six months ended June 30, 1997, compared to 56% for the three months ended June 30, 1996 and 60% for the six months ended June 30, 1996. The percentage increase in cost of sales is attributable to lower sales in 1996 and the effect of charging fixed costs to a lower sales base and changes in product mix.

Selling, general and administrative expenses increased $161,000 (96%) to $328,000 in the three months ended June 30, 1997 and increased $234,000 (51%) in the six months ended June 30, 1997, compared to the same periods in 1996. The increase was principally the result of additional personnel costs for marketing and administration in expectation of improved sales volume.

Interest expense decreased $14,000 to $20,000 for the three months ended June 30, 1997 and decreased $26,000 to $41,000 in the six months ended June 30, 1997, compared to the same periods last year. The decrease is attributable to the lower interest rate on the accounts receivable line from that of last year.


LIQUIDITY AND CAPITAL RESOURCES

Working capital amounted to $2,454,000 at June 30, 1997, a decrease of $30,000 from December 31, 1996. For the six months ended June 30, 1997, operations resulted in cash flow deficiency of $581,000 compared to positive cash flow of $17,000 for the same period of 1996. Operating cash flow deficiency for the six months ended June 30, 1997 resulted from a net loss, reduced by depreciation and the reduction of accounts receivable, offset by increases in inventory, prepaid expenses, etc. and reductions in accounts payable and accrued expenses. In the six months ended June 30, 1997 $56,000 was invested in new equipment, borrowings amounted to $697,000 , the amount due under the accounts receivable finance agreement was reduced $470,000, repayment of other borrowings were $395,000 and $748,000 was raised through the sale of common stock upon exercise of warrants and options, etc.

The Company borrowed $700,000 from the proposed buyer of the Contract Packaging Business on July 24, 1997. The loan, together with interest at the rate of 10% a year, is payable upon closing of the sale to the buyer, termination of the related Asset Purchase Agreement or December 31, 1997, whichever occurs first.

On August 8, 1997, the Company borrowed $200,000 from an unaffiliated party and extended the due date of the balance of $100,000 due to that party. The balance of $300,000 plus interest at 10% a year is due at the closing of the Asset Purchase Agreement or December 31, 1997, whichever is earlier. On August 15, 1997, the Company borrowed $200,000 from a partnership of which a director of the Company is the general partner. The amount of $200,000 plus interest at 10% a year is due at the closing of the Asset Purchase Agreement or December 31, 1997, whichever is earlier. Neither of these loans is payable until the $700,000 loan from the proposed buyer of the Contract Packaging Business has been paid in full. As additional consideration for making the loans, the Company issued the lenders an aggregate of 75,000 shares of common stock. The proceeds of the loans will be used for working capital for the Zegarelli business.

The Company believes that funds generated from operations, borrowings under its credit facilities together with the financings discussed in the preceding paragraphs will be sufficient to finance its working capital and capital expenditure requirements through closing of the sale of the Contract Packaging Business. If such sale is not consummated the Company may be required to raise additional funds through the private placement of debt or equity securities to repay the loan from the proposed buyer of the Contract Packaging Business.

PART II. OTHER INFORMATION

Item 2. Change in Securities

    (a) Not applicable
    (b) Not applicable
    (c) In January, 1997 the Company issued 11,682 shares of common stock to an individual in settlement of an obligation of $20,000. In March, 1997, the Company issued 10,000 shares of common stock to a firm as additional consideration for a loan.

The issuances were not effected through any broker-dealer, and no underwriting discounts or commissions were paid in connection with such issuances. Exemption from registration requirements is claimed under the Securities Act of 1933 ("the Securities Act") in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The recipients of the securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transactions. All recipients had adequate access to information about the Company.

Item 4. Submission of matters to a vote of security holders

The annual meeting of shareholders was held on June 20, 1997. The names of each of the directors elected at the meeting is Alfred E. Booth, Jr., Judith E. Zegarelli, Frank X. McGarvey, Jack Brehm, William B. Barnett and Eric Nickerson.

The only other matter considered at the annual meeting was the ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the 1997 fiscal year; such proposal received 4,541,857 votes for, 5,700 votes against, and 1,000 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

   10.1 Agreement in Principle dated May 30, 1997 between Registrant and CGUSA LLC.

(b) Reports on Form 8-K
      There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                             COSMETIC GROUP  U.S.A., INC.

                           /s/ Jennifer J. Eggers
Date: August 18, 1997          -------------------------------
                               Jennifer J. Eggers
                               Chief Financial Officer and
                               Chief Accounting Officer