Form 10QSB
period 1997-09-30
ZEGARELLI GROUP INTERNATIONAL INC
filed 1997-10-29
CIK 867028

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(Mark one)
( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the quarterly period ended  September 30, 1997

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
      ACT

          For the transition period from _______ to________

                         Commission file number 0-19227

                       ZEGARELLI GROUP INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

      CALIFORNIA                                  95-4040591
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

                     10318 Norris Avenue, Pacoima, CA 91352
                    (Address of principal executive offices)

                            (818) 897-9474
                      (Issuer's telephone number)

    Cosmetic Group U.S.A., Inc. - 11312 Penrose Street, Sun Valley, CA 91352
                        (Former name and former address)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,830,438 shares of common stock outstanding at October 24, 1997.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                      INDEX

                       ZEGARELLI GROUP INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheet - September 30, 1997

   Condensed consolidated statements of operations - Three months and nine months ended September 30, 1997 and 1996

   Condensed consolidated statements of cash flows - Nine months ended September
     30, 1997 and 1996

   Notes to condensed consolidated financial statements - September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2. Change in Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5. Other Events

Item 6. Exhibits and Reports on Form 8-K

        (a) Report on Form 8-K was filed under date of September 23, 1997 with respect to Items 2, 5 and 7.


SIGNATURES

PART I. FINANCIAL INFORMATION
Item 1.
               ZEGARELLI GROUP INTERNATIONAL, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 1997

       ASSETS - Note 3
CURRENT ASSETS
   Short term investments                               $ 1,000,000
   Accounts receivable, less allowance
    of $147,000 - Note 6                                    873,000
   Inventory - Note 2                                       750,000
   Due from Buyer - Note 5                                  500,000
   Prepaid expenses and other                                56,000
   Due from officer/director/shareholder                     75,000
                                                        -----------
        TOTAL CURRENT ASSETS                              3,254,000

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation and amortization of $139,000                124,000
NOTE RECEIVABLE FROM BUYER (face amount $3,500,000
   less allowance of $1,074,000) - Note 5                 2,426,000
OTHER ASSETS                                                268,000
                                                        -----------
                                                        $ 6,072,000
                                                        ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Cash overdrawn                                       $   293,000
   Due under finance agreement - Note 3                   1,002,000
   Short term note payable - Note 3                         202,000
   Accounts payable                                       1,057,000
   Accrued liabilities                                      771,000
                                                        -----------
        TOTAL CURRENT LIABILITIES                         3,325,000

10% SUBORDINATED CONVERTIBLE NOTES                          300,000

SHAREHOLDERS' EQUITY -  Note 4
   Preferred stock, $.01 par value, authorized
     1,000,000 shares, none issued                               --
   Common stock, no par value, authorized
    25,000,000 shares, issued and outstanding
    5,830,438 shares                                      7,284,000
       Retained deficit                                  (4,837,000)
                                                        -----------
                                                          2,447,000
                                                        -----------
                                                        $ 6,072,000
                                                        ===========



See accompanying notes.

               ZEGARELLI GROUP INTERNATIONAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       Three Months Ended                   Nine Months Ended
                                          September 30,                        September 30,
                                  -----------------------------       -----------------------------
                                     1997                1996*            1997             1996*
                                  -----------       -----------       -----------       -----------
Net sales                         $   329,000       $ 1,317,000       $ 1,332,000       $ 2,722,000
Cost of sales                         203,000           654,000           695,000         1,387,000
                                  -----------       -----------       -----------       -----------
Gross profit                          126,000           663,000           637,000         1,335,000

Selling, general and
 administrative expenses            1,862,000           999,000         3,347,000         2,988,000
Interest expense                       16,000             8,000            46,000            30,000
                                  -----------       -----------       -----------       -----------
                                    1,878,000         1,007,000         3,393,000         3,018,000
                                  -----------       -----------       -----------       -----------

Loss from continuing
 operations                        (1,752,000)         (344,000)       (2,756,000)       (1,683,000)
                                  -----------       -----------       -----------       -----------

Discontinued operations--
Note 5:
Income (loss) from
 operations of discontinued
 Contract Packaging
 Business                          (1,843,000)          370,000        (1,848,000)        1,872,000
Gain on sale of Contract
 Packaging Business                 1,737,000                           1,737,000
                                  -----------       -----------       -----------       -----------
                                     (106,000)          370,000          (111,000)        1,872,000
                                  -----------       -----------       -----------       -----------

Net income (loss)                 $(1,858,000)      $    26,000       $(2,867,000)      $   189,000
                                  ===========       ===========       ===========       ===========
Per share:
 Loss from continuing
  operations                            $(.32)            $(.07)            $(.52)            $(.33)
 Income (loss) from
  discontinued operations                (.02)              .08              (.02)              .37
                                  -----------       -----------       -----------       -----------
 Net income (loss)                      $(.34)             $.01             $(.54)             $.04
                                  ===========       ===========       ===========       ===========

Weighted average number
of common shares outstanding        5,528,438         5,063,756         5,353,324         5,059,034
                                  ===========       ===========       ===========       ===========

* - Restated - Note 1

See accompanying notes.

               ZEGARELLI GROUP INTERNATIONAL, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Nine Months Ended
                                                      September 30,
                                               ---------------------------
                                                   1997             1996
                                               -----------       ---------
OPERATING ACTIVITIES
Net cash (used in) provided by
  operating activities                         $(2,512,000)      $  60,000

INVESTING ACTIVITIES
Proceeds from sale of Contract Packaging
 Business - net of non cash items                2,792,000
Purchase of short-term investments              (1,000,000)
Purchase of property, plant and equipment         (118,000)       (465,000)
                                               -----------       ---------
Net cash provided by (used in)
 investing activities                            1,674,000        (465,000)

FINANCING ACTIVITIES
Issuance of common stock                           748,000
Borrowing under new financing arrangement        1,000,000
Net payments under financing arrangement        (1,042,000)        103,000
Short term borrowings                            1,287,000
Other borrowings                                   497,000         844,000
Repayment of borrowings                         (2,009,000)       (450,000)
Registration costs                                                (110,000)
Loan to officer/director/shareholder                (3,000)
                                               -----------       ---------

Net cash provided by (used in)
  financing activities                             478,000         387,000
                                               -----------       ---------

Net increase (decrease) in cash                   (360,000)        (18,000)
Cash at beginning of period                         67,000          22,000
                                               -----------       ---------

Cash (overdrawn) at end of period              $  (293,000)      $   4,000
                                               ===========       =========



See accompanying notes.

               ZEGARELLI GROUP INTERNATIONAL, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


On September 23, 1997, after approval by the Company's shareholders and consummation of the sale of the Contract Packaging Business, the Company filed an amendment to its Articles of Incorporation changing its name from Cosmetic Group U.S.A., Inc. to Zegarelli Group International, Inc.

1. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996 filed by the Company.

As discussed in Note 5, the Company sold its Contract Packaging Business on September 23, 1997. The operations of the Contract Packaging Business is reported as discontinued operations in the accompanying statements of operations for all periods. The statement of operations for the 1996 periods have been restated therefor.


At September 30, 1997, substantially all the Company's current assets and property, plant and equipment is pledged to a lender. Current operating revenues may not be sufficient to fund current operating expenses and pay existing past due payables and other liabilities. The Company has instituted cost reductions and is considering selling or entering into arrangements whereby the operations of the hair care business will be funded. If revenues are not sufficient for these purposes, it may be necessary to sell or otherwise dispose of the hair care operations in order for the Company to remain as a going concern.



2. Inventory

Inventory at September 30, 1997 consists of:

     Raw materials and components        $ 350,000
     Work-in-process                       200,000
     Finished goods                        200,000
                                         ---------
                                         $ 750,000
                                         =========

3. Debt


During the nine months ended September 30, 1997 the Company borrowed $500,000, of which $300,000 was paid prior to September 30, 1997. The balance, which was borrowed from a partnership, of which the general partner is a director of the Company, was originally due at the closing of the sale of the Contract Packaging Business (September 23, 1997) and has been extended to December 31, 1997. Interest is at the rate of 10% a year. As additional consideration for the loans and extension of the due dates, the Company issued the lenders an aggregate of 75,000 shares of common stock to September 30, 1997 and 30,000 shares subsequently. The fair market value of the shares is being charged to interest expense over the terms of the loans. The proceeds of the loans were used to finance short term inventory increases and general working capital requirements.

Concurrently with the signing of the agreement for the sale of the Contract Packaging Business, the buyer loaned the Company $700,000, with interest at 10% a year. In September 1997, the buyer loaned the Company an additional $75,000. The loans, together with accrued interest, was paid at the closing of the sale.

In September 1997 (subsequent to the sale of the Contract Packaging Business) the Company entered into a finance agreement pursuant to which the Company borrowed $1,000,000, payable on demand and collateralized by substantially all the assets of the Company and its subsidiary. The maximum amount available under the agreement is $1,000,000. Interest is based on the prime rate, but not less than 12.5% a year.


4. Shareholder's Equity

During the nine months ended September 30, 1997 common stock was issued as follows:

                                            Shares     Amount
                                            ------     ------
  Settlement of an obligation               11,682   $ 20,000
  Additional consideration for loans        75,000     64,000
  Exercise of stock options                 45,000     59,000
  Exercise of warrants, less expenses      525,000    661,000
                                           -------   --------
  Total                                    656,682   $804,000
                                           =======   ========

The above warrants were issued in connection with private placements, and originally had an exercise price of $3.75 per share. In May, 1997 the exercise price was reduced to $1.30 per share.

As a result of the issuance of shares during the nine months ended September 30, 1997, additional options were granted to Sally Beauty Company ("SBC") and, at September 30, 1997, there were outstanding 630,644 options issued to SBC. The options are exercisable at approximately $1.00 to $2.06 per share and expire in May 2000.

In August 1997, the Company granted options for the purchase of 190,000 shares of common stock at $1 per share.

5. Sale of Contract Packaging Business

On September 23, 1997, the Company sold to CGUSA, LLC, a privately-held New Jersey limited liability company ("CGUSA")substantially all of the assets used in the operations of its contract packaging business. The sale was pursuant to an asset purchase agreement dated July 24, 1997. The purchase price for the net assets approximated $7,200,000, of which $3,500,000 is payable in seven annual installments of $500,000, commencing in September 1999. Interest, at the rate of 10% a year is payable quarterly. Interest and principal payable on the note is subject to adjustment upward or downward based on adjustments to the purchase price or offsets against liabilities for indemnification. For financial reporting purposes the carrying amount of the note has been discounted to $2,426,000, which is expected to provide an effective yield of 20% a year.

Of the purchase price, $500,000 was placed in escrow to be released pursuant to adjustment to the purchase price. Between 60 and 75 days subsequent to the closing date, CGUSA will deliver its calculation of the purchase price adjustment, subject to the Company's right to dispute any such adjustment. If CGUSA calculation is the same as the Company, then the escrow fund will be released to the Company. If there is any increase in the purchase price, then CGUSA will pay such difference (up to $500,000) and the balance, if any as an increase in the aforementioned note. Any decrease in the purchase price will be paid to CGUSA first in cash, from the escrow fund and then, if necessary in the aggregate principal amount of the aforementioned note. The sale resulted in a gain as follows:

    Proceeds from sale                    $7,200,000
    Allowance provided on CGUSA note      (1,074,000)
    Net assets sold                       (4,000,000)
    Expenses, including sales tax,
     related to sale                        (389,000)
                                          ----------
                                          $1,737,000
                                          ==========

A summary of the operations of the Contract Packaging Business shown as discontinued operations in the accompanying statements of operations is as follows:

                                   September 30, 1997               September 30, 1996
                             3 mos. ended       9 mos. ended     3 mos. ended    9 mos. ended
                             ------------       ------------     ------------    ------------
Net sales                     $ 2,089,000       $ 5,895,000       $2,623,000      $7,958,000
Cost of sales                   2,823,000         5,282,000        1,672,000       4,862,000
                              -----------       -----------       ----------      ----------
Gross profit                     (734,000)          613,000          951,000       3,096,000

Selling, general and
 administrative                   990,000         2,218,000          273,000         733,000
Settlement of litigation                                             240,000         240,000
Interest expense                  119,000           243,000           68,000         251,000
                              -----------       -----------       ----------      ----------
                                1,109,000         2,461,000          581,000       1,224,000
                              -----------       -----------       ----------      ----------
Income (loss) from
 operations of
 discontinued business        $(1,843,000)      $(1,848,000)      $  370,000      $1,872,000
                              ===========       ===========       ==========      ==========

6. Other Comments

During the three months ended September 30, 1997, the Company's discontinued Contract Packaging Business had sales of approximately $346,000 to a company owned by a director. At September 30, 1997, accounts receivable include approximately $439,000 from that company.

Item 2.
                       ZEGARELLI GROUP INTERNATIONAL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

GENERAL

The Company has operated, since 1995, in two segments, contract manufacturing and the manufacture and sale of professional hair care products under the "Zegarelli" name. Through its contract manufacturing operations, the Company custom develops, formulates and manufactures a wide range of color cosmetics and other personal care products for customers that market products for sale under their own brand names. In addition to its operations as a contract manufacturer, in 1994, the Company developed with Arnold Zegarelli, a professional hair designer, a line of professional hair care products which are manufactured by the Company and marketed to beauty salons and hair care professionals. Sales of the Zegarelli product line commenced in the second quarter of 1995. On September 23,1997 the Company sold all the assets and business of its contract manufacturing segment (Contract Packaging Business). The operations of that segment has been shown as a discontinued operation and the following discusses the operations of each segment separately.

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

RESULTS OF OPERATIONS

PROFESSIONAL HAIR CARE PRODUCTS

Net sales for the quarter and for the nine months ended September 30, 1997 were $329,000 and $1,332,000, respectively, compared to $1,317,000 and $2,722,000, respectively for the same periods in 1996, reductions of $988,000 (75%) for the three month period and $1,390,000 (51%) for the nine month period. Sales for the third quarter of 1997 and for the nine months ended September 30, 1997 were primarily to independent distributors. Substantially all sales for three and nine months ended September 30, 1996 were to Sally Beauty Company.

Cost of sales decreased $451,000 (69%) in the three months ended September 30, 1997 and $692,000 (50%) in the nine months then ended as compared to the same periods in 1996. As a percentage of net sales, cost of sales was 62% for the three months ended September 30, 1997 and 52% for the nine months ended September 30, 1997, compared to 50% and 51%, respectively for the three months and nine months ended September 30, 1996. The changes in the percentages to net sales are due to changes in product mix.

Selling, general and administrative expenses increased $863,000 to $1,862,000 for the three months ended September 30, 1997 and increased $359,000 to $3,347,000 for the nine months then ended, compared to the same periods in 1996. As a percentage of net sales, such expenses were 566% and 251%, respectively, for the three months and nine months ended September 30, 1997 compared to 76% and 110% for the same periods in 1996. The increase in expenses is principally the result of increased costs for trade shows, dealer promotions and product education required for the expansion of the product distribution program.

Interest expense was $16,000 (three months ended September 30, 1997), and $46,000 (nine months ended September 30, 1997), compared to $8,000 (three months ended September 30, 1996) and $30,000 (nine months ended September 30, 1996). The increase is attributable to greater debt outstanding in 1997.

For the three months ended September 30, 1997 and for the nine months ended September 30, 1997 the Company reported losses of $1,752,000 and $2,756,000, respectively from the hair care segment, compared to losses of $344,000 and $1,683,000 for the comparable periods in 1996. The losses were principally the result of increased selling, general and administrative expenses for the expansion of the product line and insufficient sales to support such expenses.

CONTRACT PACKAGING BUSINESS

Net sales for the three months ended September 30, 1997 were $2,089,000, a reduction of $534,000 (20%) from the $2,623,000 for the same quarter last year. For the nine months ended September 30, 1997 net sales amounted to $5,895,000, compared to $7,985,000 for the same period in 1996, a reduction of $2,063,000, or 26%. Sales to customers accounting for more than 10% of net sales in any period were as follows:

                     3 mos 9/30/97   9 mos 9/30/97   3 mos 9/30/96   9 mos 9/30/96
                     -------------   -------------   -------------   -------------
  Customer A               25%            18%           17%               30%
  Customer B               17%             7%            -                 -
  Customer C               12%            11%           18%               12%
  Customer D                -              -            15%                5%
  Customer E                -              -            12%               21%

Cost of sales increased $1,151,000 (69%) to $2,823,000 for the three months ended September 30, 1997 and increased $420,000 (9%) to $5,282,000 for the nine months ended September 30, 1997, compared to the same periods in 1996. As a percentage of sales, cost of sales was 135% for the three months ended September 30, 1997 and 90% for the nine months ended September 30, 1997, compared to 64% for the three months ended September 30, 1996 and 61% for the nine months ended September 30, 1996. The percentage increase in cost of sales is attributable to lower sales in 1997 and the effect of charging fixed costs to a lower sales base and changes in product mix. The following contributed to the significant gross profit decline in the third quarter of 1997: sales of approximately $350,000 at cost or below, write off of approximately $245,000 of overhead costs based on revised estimate of overhead rates, additional labor costs of approximately $185,000 resulting from overtime and other premiums to produce products and additional costs incurred for the purchase of material as a result of buying in smaller quantities and lack of credit facilities with vendors.


Selling, general and administrative expenses increased $717,000 (263%) to $990,000 in the three months ended September 30, 1997 and increased $1,485,000 (203%) in the nine months ended September 30, 1997, compared to the same periods in 1996. The increase was principally the result of additional personnel costs for marketing and administration in expectation of improved sales volume.

Interest expense increased $51,000 to $119,000 for the three months ended September 30, 1997 and decreased $8,000 to $243,000 in the nine months ended September 30, 1997, compared to the same periods last year. The increase in the third quarter of 1997 resulted from additional short term borrowings to support operations and the decrease for the nine month period decrease is attributable to the lower interest rate on the accounts receivable line from that of last year offset by the interest on the additional borrowings.


LIQUIDITY AND CAPITAL RESOURCES

Working capital deficit amounted to $71,000 at September 30, 1997, compared to working capital of $2,484,000 at December 31, 1996, a decrease of $2,555,000 from December 31, 1996. For the nine months ended September 30, 1997, operations resulted in cash flow deficiency of $2,512,000 compared to positive cash flow of $60,000 for the same period of 1996. Operating cash flow deficiency for the nine months ended September 30, 1997 resulted from a net loss, reduced by depreciation and the reduction of accounts receivable, inventory and other assets, offset by increases in accounts payable and accruals. In the six months ended September 30, 1997 $118,000 was invested in new equipment. As a result of the sale of the Contract Packaging Business, the existing accounts receivable line and term debt on equipment was paid from the proceeds of the sale. In addition, the Company borrowed $775,000 from the Buyer in July and September 1997, which loans, together with accrued interest were paid at closing.

During the first nine months of 1997, the Company borrowed an aggregate of $300,000 from a company, repaid $100,000 and extended the due date of a portion thereof. The balance of $200,000 plus interest at 10% a year was paid from the proceeds of the sale of the Contract Packaging Business. On August 15, 1997, the Company borrowed $200,000 from a partnership of which a director of the Company is the general partner. The amount of $200,000 plus interest at 10% a year was due at the closing of the Asset Purchase Agreement and was extended to December 31, 1997. As additional consideration for making the loans, the Company issued the lenders in the aggregate 75,000 shares to September 30, 1997 and 30,000 shares subsequent thereto. The proceeds of the loans were used for working capital.

As a result of the sale of the Contract Packaging Business and the significant recent losses, the Company is dependent on funds generated from the operations of the hair care business and collection of interest on the note from the Buyer. At the present time the Company does not have the cash flow required to meet its working capital requirements. At September 30, 1997, substantially all the Company's current assets and property, plant and equipment is pledged to a lender. Current operating revenues are not be sufficient to fund current operating expenses and pay existing past due payables and other liabilities. The Company has instituted cost reductions and is considering selling or entering into arrangements whereby the operations of the hair care business will be otherwise funded. If revenues are not sufficient for these purposes, it may be necessary to sell or otherwise dispose of the hair care operations in order for the Company to remain as a going concern.

PART II. OTHER INFORMATION

Item 2. Change in Securities

    (a) Not applicable
    (b) Not applicable
    (c) In January, 1997 the Company issued 11,682 shares of common stock to an individual in settlement of an obligation of $20,000. To September 30, 1997, the Company issued 75,000 shares of common stock firm as additional consideration for a loans.

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

Item 4. Submission of matters to a vote of security holders

A special meeting of shareholders was held on September 22, 1997. For the purpose of voting on a proposal to sell the Company's Contract Packaging Business and to approve the change of the Company's name.

Both matters were approved by a majority of the shareholders.


Item 5. Other Events

On October 21, 1997, the Board of Directors of the Company announced it had accepted the resignations of Alfred E. Booth, Jr., as Chief Executive Officer and Chairman, and Judith E. Zegarelli, as Vice-President-New Product Development and Infomercial Sales. Eric J. Nickerson, a director of the Company since July 1996, was appointed the new Chief Executive Officer and Chairman. Mr. Booth and Ms. Zegarelli remain as directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

Report on Form 8-K - Filed under date of September 23, 1997, with respect to Items 2, 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             ZEGARELLI GROUP INTERNATIONAL, INC.

                                  /s/ JENNIFER J. EGGERS
                                 -------------------------
Date: October 28, 1997           Jennifer J. Eggers
                                 Chief Financial Officer and
                                 Chief Accounting Officer