Form 10QSB
period 2007-09-30
ZEGARELLI GROUP INTERNATIONAL INC
filed 2007-11-19
CIK 867028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

0-19227
(Commission File Number)

ZEGARELLI GROUP INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	95 - 4040591
(State or Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

80679 CAMINO SANTA ELISE
INDIO, CALIFORNIA  91352
(Address of principal executive offices including zip code)

(760) 345-9205
(Registrant's telephone number, including area code)

N/A
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

As of November 15, 2007 the Registrant had 22,248,337 shares outstanding of its no par value common stock.

ZEGARELLI GROUP INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2007

PART I

ITEM 1. FINANCIAL STATEMENTS

ZEGARELLI GROUP INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	--	--
Due from affiliate	--	--
Total current assets	--	--

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Advance from majority stockholder	$28,970	$4,107
Accrued expenses	36,800	36,000
Total current liabilities	$65,770	$40,107

Stockholders’ deficit:
Common stock, no par value, 25,000,000 shares authorized, 22,248,337 shares issued and outstanding as of September 30, 2007	$7,436,101	$7,436,101
Contributed capital	918,231	917,231
Accumulated deficit	(8,420,102)	(8,393,439)
Total stockholders' deficit	(65,770)	(40,107)

Total liabilities and stockholders' equity	--	--

See the accompanying footnotes to the condensed financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended Sept. 30, 2007	Three Months Ended Sept. 30, 2006		Nine Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2006

EXPENSES:

Administrative	$2,687		$-	$25,863	$47,603

TOTAL EXPENSES	2,687		-	25,863	47,603

(LOSS) BEFORE TAXES	(2,687)		(-)	(25,863)	(47,603)

Income tax expense	800		-	800	800

NET LOSS	$(3,487)	$	(-)	$(26,663)	$(48,403)

NET (LOSS) PER COMMON SHARE

Basic and diluted	$(0.0002)		$(0.0000)	$(0.0012)	$(0.0022)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	22,248,337		22,248,337	22,248,337	19,495,605

See the accompanying notes to the condensed financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	30-Sept-07	30-Sept-06

Cash flows from operating activities:
Net income/(loss)	$(26,663)	$(48,403)
Common stock issued for services	--	1,500
Salary contributed as capital	1,000	1,000
Increase in accrued expenses	800
Net cash used in operating activities	(24,863)	(45,903)
Cash flows from financing activities:
Advances from majority stockholder –	24,863	45,903
		--

Net change in cash and cash equivalents	0	0
Cash and cash equivalents at the beginning of period	0	0
Cash and cash equivalents at the end of period	0	0

See the accompanying notes to the condensed financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Nature of Business and History

NOTE 1.     OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Zegarelli Group International, Inc. (the “Company”) was incorporated on February 27, 1990. The Company manufactured cosmetic products for private label distributors throughout the United States. The Company ceased operations and has been inactive since 2002. The Company was a publicly-traded company listed on the OTC Bulletin Board (“pink-sheets”). Even though the Company has not made any of the required Securities and Exchange Commission (“SEC”) filings since 2001, the Company has some minimal stock trading activity.

The Company’s board is now considering merging with another entity that has viable operations. As such, the existing company is not going to continue as a going concern after any merger. These financial statements do not contain any adjustments that would be necessary should the Company not continue as a going concern.

Basis of Presentation and Principles of Consolidation

The statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements pursuant to Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of operating results that may be expected for the year ending December 31, 2007. For further information refer to the financial statements and footnotes included in Form 10-SB filed with the Securities and Exchange Commission on August 22, 2007.

Accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the accounting for and recognition of assets, liabilities, stockholders' equity, revenue and expenses. Estimates and assumptions are made because certain information is dependent on future events. Actual results could differ from those estimates.

NOTE 2.     RELATED PARTY TRANSACATIONS

The majority stockholder has advanced the Company funds to bring it into compliance with various regulations and tax laws. During the nine months ended September 30, 2007 and 2006, this stockholder advanced $24,863 and $45,903, respectively. No interest expense was accrued on these advances. In March 2006, the Company converted $45,000 of debt due to the majority stockholder into 15,000,000 shares of common stock. The balance of advances due to the majority stockholder amounted to $28,970 and $4,107 as of September 30, 2007 and 2006, respectively.

NOTE 3.     LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilutions and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding options and warrants are anti-dilutive, they have been excluded from the Company’s computation of diluted loss per common share.

NOTE 4.     STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the financial statements based on their fair values. We adopted SFAS No. 123(R) on January 1, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) are to be applied to new awards and to previously granted awards that are not fully vested on the effective date. There are no outstanding options or share based payments as of September 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and "Cautionary Note Regarding Forward Looking Statements" in Item 1 above.

The Company has been inactive since April 1, 2000. The Company has not had any revenues from operations during the last seven fiscal years nor any interim period in the current fiscal year for which financial statements are furnished in this Registration or amendments thereto. Therefore, the Company is not able to nor required to provide comparative period-to-period analysis of its operations pursuant to Item 303 of Regulation B.
Plan of Operations

We are currently investigating to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next six months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations and administering the Company’s business for the next six months are established to be as follows:

(i) filing of Exchange Act reports, (approximately $10,000) and
(ii) costs relating to consummating an acquisition (approximately $10,000).

We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. During the nine months ended September 30, 2007, our CEO and President, Alfred Booth, loaned us $24,863, pursuant to a demand promissory note executed by the Company.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

None of our officers or directors have had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective shareholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Sources of Business Opportunities

The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company’s limited capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. The Company will most likely have to rely on outside sources, not otherwise associated with the Company that will accept their compensation only after the Company has finalized a successful acquisition or merger. The Company will rely upon the expertise and contacts of such persons, use notices in written publications and personal contacts to find merger and acquisition candidates, the exact number of such contacts are dependent upon the skill and industriousness of the participants and the conditions of the marketplace.  To date the Company has not engaged nor entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience, (limited solely to working history) or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company’s limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking.

In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

Presently the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company’s current status of inactivity since 2000 and its concomitant lack of assets and relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution to the Company’s existing shareholder’s interests. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and the corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company’s shareholders as the case arises. Management may actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition. In such an event, existing shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

Management does not have any plans to borrow funds to compensate any persons, consultants, or promoters in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company’s securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be limited to persons exempt under the Commissions’ Regulation D or other rule, or provision for exemption, if any applies. However, no private sales are contemplated by the Company’s management at this time. If a private sale of the Company’s securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company does not anticipate using Regulation S promulgated under the Securities Act of 1933 to raise any funds any time within the next year, subject only to its potential applicability after consummation of a merger or acquisition.

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder’s fee, although most likely an appropriate finder’s fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed upon at that time. A finder’s fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Current management has not in the past used any particular consultants, advisors or finders. Management has not actively undertaken a search for, or retention of, any finder’s fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder’s fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company’s shareholders. Management cannot predict any other terms of a finder’s fee arrangement at this time. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the representative in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Employees

As of the date hereof, the Company has only three employees, who serve as its officers and directors. The three employees are part-time and receive no compensation nor is any compensation accruing, except for the accruing of $1,000 per year for Mr. Booth, which began in 2006. The Company has no plans to hire more employees or compensate any employees until such time as the Company’s business warrants the expense, or until the Company successfully acquires or merges with an operating business. We may find it necessary to periodically hire part-time clerical help on an as- needed basis. The funds in this case will be advanced by Mr. Booth.

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-QSB, our disclosure controls and procedures are effective in timely alerting them to material information relating to Zegarelli Group International, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities of the Registrant during the three-months ended September 30, 2007.

(b)    Use of Proceeds.

Not applicable

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEGARELLI GROUP INTERNATIONAL, INC.

Date: November 19, 2007	/s/ Alfred E. Booth
Alfred E. Booth, President (Principal Executive Officer)

Date: November 19, 2007	/s/ Marie Booth
Marie Booth, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002