Form 10KSB
period 2007-12-31
ZEGARELLI GROUP INTERNATIONAL INC
filed 2008-03-31
CIK 867028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Commission File Number: 0-19227

ZEGARELLI GROUP INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

California	95-4040591
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

80679 Camino Santa Elise
Indio, CA 91352
(Address of principal executive offices) (Zip Code)

(760) 345-9205
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None.

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−KSB or any amendment to this Form 10−KSB. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No 

Aggregate market value of the voting stock held by non-affiliates:  N/A.   There is no voting stock held by non-affiliates.

Issuer revenues for its most recent fiscal year: $-0-

Number of shares outstanding of each of the issuer's classes of common stock at March __, 2008: Common Stock: 22,248,337.

Transitional Small Business Disclosure Format: Yes      No 

ZEGARELLI GROUP INTERNATIONAL, INC.

FORM 10-KSB

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business,” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

We were incorporated in California on April 22, 1986 as Cosmetic Group U.S.A., Inc. and conducted the business of contract manufacturing and the manufacturer and sale of professional hair care products under the “Zegarelli” name. Through our contract manufacturing operations, we custom developed, formulated and manufactured a wide range of color cosmetics and other personal care products for customers that market products for sale under their own brand names. In addition to our operations as a contract manufacturer, in 1994, we developed with Arnold Zegarelli, a professional hair designer, a line of professional hair care products which we manufactured and marketed to beauty salons and hair care professionals. Sales of the Zegarelli product line commenced in the second quarter of 1995. On September 23, 1997 we sold all the assets and business of our contract manufacturing segment, and changed our name to Zegarelli Group International, Inc. (“our,” “we,” or the “Company”).

On April 1, 2000, we ceased all operations. On July 1, 1999 we filed for bankruptcy protection under Chapter 7, which was converted to a Chapter 11 on September 8, 1999 and on September 30, 2002 converted back to a Chapter 7. On February 10, 2003 we voluntarily withdrew our petition from the Bankruptcy Court. On November 9, 1998 we filed a Form 15 with the Securities and Exchange Commission (“SEC”) terminating our registration under Section 12(g) of the Securities Act of 1934 (the “1934 Act”) and this suspended our obligation to file reports with the SEC. We have been inactive since April 1, 2000. The Company is currently considered a “shell corporation.” On July 3, 2008, the Company filed a Form 10-SB, which went effective with the SEC on September 1, 2008, and accordingly reactivated the Company’s obligation to file periodic reports with the SEC.

The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;
•	increased visibility in the financial community;
•	the facilitation of borrowing from financial institutions;
•	improved trading efficiency;
•	shareholder liquidity;
•	greater ease in subsequently raising capital;
•	compensation of key employees through stock options;
•	enhanced corporate image;
•	a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with the Company, may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
•	a foreign company which may wish an initial entry into the United States securities market;
•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
•	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination. The Company is voluntarily filing this Registration Statement with the Securities and Exchange Commission and is under no obligation to do so under the Securities Exchange Act of 1934.

Employees

As of the date hereof, the Company has only three employees, who serve as its officers and directors. The three employees are part-time and receive no compensation nor is any compensation accruing, except for the accruing of $1,000 per year for Mr. Booth, which began in 2005. The Company has no plans to hire more employees or compensate any employees until such time as the Company’s business warrants the expense, or until the Company successfully acquires or merges with an operating business. We may find it necessary to periodically hire part-time clerical help on an as-needed basis. The funds in this case will be advanced by Mr. Booth.

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

RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

NO RECENT OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS

The Company has been inactive since April 2000 and has had no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION -- NO STANDARDS FOR BUSINESS COMBINATION

The Company has no current arrangement, agreement, or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth, or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth, or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY

While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST -- GENERAL

The Company's officers and directors participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See “ITEM 5 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS -- Conflicts of Interest.”

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

REGULATION UNDER INVESTMENT COMPANY ACT

Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company. Currently, there are no pending acquisitions, business combinations or mergers.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and un-issued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control and/or management of the Company.

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses an office provided by Mr. Booth, the Company’s President and CEO, at no cost to the Company. Mr. Booth has agreed to continue this arrangement until the Company completes an acquisition or merger. We presently do not own any equipment, and do not intend to purchase or lease any equipment prior to or upon completion of a business combination.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

There has only been limited trading for the Company's Common Stock over the past seven years. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq Small Cap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

If, after a merger or acquisition, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company's securities may be traded in the over-the-counter (“OTC”) market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the “pink sheets” of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board. If the Company is unable initially to satisfy the requirements for quotation on the Nasdaq SmallCap Market or becomes unable to satisfy the requirements for continued quotation thereon, and trading, if any, is conducted in the OTC market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

HOLDERS

There are approximately 272 holders of the Company's Common Stock.

DIVIDENDS

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, the Company has not sold any securities that were not registered, except as follows:

On March 6, 2006, the Company issued 15,000,000 shares of common stock to Alfred Booth, its President in exchange for extinguishment of debt and for services rendered to the Company over the past seven years and 500,000 shares to the Law Offices of William B. Barnett for legal services rendered to the Company.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company has been inactive since April 1, 2000. The Company has not had any revenues from operations during the last seven fiscal years nor any interim period in the current fiscal year for which financial statements are furnished in this Report or amendments thereto. Therefore, the Company is not able to nor required to provide comparative period-to-period analysis of its operations pursuant to Item 303 of Regulation B.

Results of Operation

The Company did not have any operating income for the years ending December 31, 2007 and December 31, 2006, and the registrant recognized a net loss of $37,567in 2007 and $48,403 in 2006. Some general and administrative expenses, comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Plan of Operations

We are currently investigating to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations and administering the Company’s business for the next 12 months is established to be as follows:

(i)   filing of Exchange Act reports (approximately $30,000);
(ii)  costs relating to consummating an acquisition (approximately $30,000); and
(iii) payment of back sales taxes (approximately $36,000).

We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned to or invested in the Company by our stockholders, management or other investors. On March 1, 2006, our CEO and President, Alfred Booth, loaned us $49,107 pursuant to an Agreement to Advance Funds dated March 1, 2006 between Mr. Booth and the Company.

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

The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense associated with a public offering.

Evaluation

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience, (limited solely to working history) See “Item 5. Directors, Executive Officers Promoters and Control Persons,” at or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company’s limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking.

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

Form of Potential Acquisition or Merger

Presently the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization; however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

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

Management does not have any plans to borrow funds to compensate any persons, consultants, or promoters in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company’s securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be limited to persons exempt under the Commissions’ Regulation D or other rule, or provision for exemption, if any applies; however, no private sales are contemplated by the Company’s management at this time. If a private sale of the Company’s securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company; however, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company does not anticipate using Regulation S promulgated under the Securities Act of 1933 to raise any funds any time within the next year, subject only to its potential applicability after consummation of a merger or acquisition.

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

ITEM 7.     FINANCIAL STATEMENTS

ZEGARELLI GROUP INTERNATIONAL, INC.
(a development stage company)

INDEX TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Zegarelli Group International, Inc.
Sun Valley, California

We have audited the accompanying balance sheets of Zegarelli Group International, Inc. as of December 31, 2007 and 2006 and the related statements of income and retained earnings and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zegarelli Group International, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has been inactive and has an accumulated deficit.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FARBER HASS HURLEY LLP
FARBER HASS HURLEY LLP
Granada Hills, California

March 28, 2008

ZEGARELLI GROUP INTERNATIONAL, INC.
(a development stage company)
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
Cash	$--	$--
Due from affiliate	--	--

Total Assets	$--	$--

LIABILITIES
Advances from majority stockholder	$28,970	$4,107
Accrued expenses	47,704	36,000
	76,674	40,107

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' DEFICIT
Preferred stock - $.01 par value, authorized – 1,000,000 shares, issued and outstanding – 0 shares	$--	$--
Common stock - no par value: authorized - 25,000,000 shares, issued and outstanding – 22,248,337 shares and 6,748,337 shares, respectively	7,436,101	7,436,101
Contributed capital	918,231	917,231
Accumulated deficit	(8,431,006)	(8,393,439)
	(76,674)	(40,107)

	$--	$--

The accompanying notes are an integral part of these financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

REVENUES	$--	$--

ADMINISTRATIVE EXPENSES	36,767	47,603

LOSS BEFORE INCOME TAXES	(36,767)	(47,603)

PROVISION FOR INCOME TAXES	800	800

NET LOSS	$(37,567)	$(48,403)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,248,337	19,495,605

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.
(a development stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Contributed
	Shares	Amount	Capital	Deficit

January 1, 2006	6,748,337	$7,389,601	$916,231	$(8,345,036)

Contributed capital			1,000

Conversion of debt to common stock	15,000,000	45,000

Common stock issued for services	500,000	1,500

Net loss				(48,403)

December 31, 2006	22,248,337	7,436,101	917,231	(8,393,439)

Contributed capital			1,000

Net loss				(37,567)

December 31, 2007	22,248,337	$7,436,101	$918,231	$(8,431,006)

The accompanying notes are an integral part of these financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,567)	$(48,403)
Common stock issued for services	--	1,500
Salary contributed as capital	1,000	1,000
Increase in accrued expenses	11,704	--
Net cash used by operating activities	(24,863)	(45,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from majority stockholder	24,863	45,903
Net cash provided by financing activities	24,863	45,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS – Beginning	--	--

CASH AND CASH EQUIVALENTS – Ending	$--	$--

The accompanying notes are an integral part of these financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.      OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Zegarelli Group International, Inc. (the “Company”) was incorporated on February 27, 1990. The Company manufactured cosmetic products for private label distributors throughout the United States. The Company ceased operations and has been inactive since 2002. The Company was a publicly-traded company listed on the OTC Bulletin Board (“pink-sheets”). On November 9, 1998, the Company filed a Form 15 with the Securities and Exchange Commission ("SEC") terminating its registration under Section 12(g) of the Securities Act of 1934, which relieved the Company of its requirement to file reports with the SEC. Even though the Company has not made any further filings with the SEC since 1998, the Company has had some minimal stock trading activity.

The Company’s board is now considering merging with another entity that has viable operations. As such, the existing company is not going to continue as a going concern after any merger. These financial statements do not contain any adjustments that would be necessary should the Company not continue as a going concern.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition —   The Company recognizes revenue from product sales upon shipment to the customer. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 104.

Concentration of Credit Risk —   Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents. At December 31, 2007 and 2006, substantially all cash and cash equivalents were on deposit at one financial institution.

Cash and Cash Equivalents —   Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Research and Development Costs —   The Company expenses research and development costs as incurred, which is presented as a separate line on the statement of operations.

Advertising Costs —   Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. Advertising expense amounted to $0  in 2007 and 2006, respectively.

Property and Equipment —   Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Property and equipment are depreciated over the useful lives of the asset ranging from 3 years to 5 years under the straight line method.

Intangible Assets —   Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets which range from five to twenty years.

Earnings Per Share —   The Company determines earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings   Per Share (“SFAS 128”). Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock Option Plan —  During the years ended December 31, 2007 and 2006, the Company has not had any stock option plan, nor any outstanding options or warrants. The Company has adopted the fair value method of accounting for stock based compensation in accordance with SFAS No. 123r, Accounting for Stock-Based Compensation,

Impairment of Long-Lived Assets and Assets to be Disposed of - The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of   Long-Lived Assets and for Long-Lived Assets to Be Disposed of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ZEGARELLI GROUP INTERNATIONAL, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(continued)

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2006 and December 31, 2007 approximated fair value due to their short maturity or nature.

Recent Accounting Pronouncements In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 but do not believe that it will have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51.” These Standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and, remeasuring and writing down these assets, if necessary, in subsequent periods during their development.  These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retroactively.  The implementation of these standards is not expected to have a material impact on the consolidated statements of operations or financial position.

In December 2009, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements.” This standard provides guidance regarding financial statement presentation and disclosure of collaborative agreements, as defined, which includes arrangements regarding the developing and commercialization of products and product candidates.  EITF 07-01 is effective as of January 1, 2009.  Implementation of this standard is not expected to have a material impact on the consolidated statements of operations or financial position.

In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.” This standard requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period the related goods are delivered or services are performed.  EITF No. 07-3 became effective as of January 1, 2008 and it did not have a material impact on the consolidated statements of operations or financial position upon adoption.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007.  Adoption of this standard did not have a material impact on our consolidated statements of operations or financial position.

3.	RELATED PARTY TRANSACTIONS

The majority stockholder has advanced the Company funds to bring it into compliance with various regulations and tax laws. During the years ended December 31, 2007 and 2006, this stockholder advanced $24,863 and $45,903, respectively. No interest expense was accrued on these advances. In March 2006, the Company converted $45,000 of debt due to the majority stockholder into 15,000,000 shares of common stock. The balance of advances due to the majority stockholder amounted to $28,970 and $4,107 as of December 31, 2007 and 2006, respectively.

The majority stockholder receives a salary of $1,000 a year which is contributed back to the Company as contributed capital.

4.      COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company is in negotiations with the California State Board of Equalization regarding the sale and transfer of net assets in 1997. As of December 31, 2007, the majority stockholder estimated that this dispute will be settled for approximately $36,000, which will be loaned to the Company by the stockholder.

ZEGARELLI GROUP INTERNATIONAL, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(continued)

5.      INCOME TAXES

The Company files a both Federal and California income tax returns. Income tax expense for the years ended December 31, 2007 and 2006 consisted of the following:

	2007	2006
State franchise tax	$800	$800
Federal taxes	(0)	(0)
Total	$800	$800

Income tax expense for the years ended December 31, 2007 and 2006 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carry forwards for which no net tax benefit has been provided (full valuation allowance).

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2007 and 2006 is composed primarily of the net loss carry forwards. The net change in the total valuation allowance for the year ended December 31, 2007 and 2006 was insignificant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2007 and 2006. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

At December 31, 2007, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $3,551,000 which are available to offset future Federal taxable income, if any, expiring through 2022.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Farber Hass Hurley LLP, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.   CONTROLS AND PROCEDURES

ITEM 8A(T). MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth as of December 31, 2007, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

Name	Position	Director or Officer Since
Alfred E. Booth, Jr.	President, Chief Executive Officer, and Chairman of the Board	April 1986
Judith E. Zegarelli	Vice President, Secretary, and Director	April 1986
Marie Booth	Chief Financial Officer and Director	August 2006

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Alfred E. Booth, Jr., Chief Executive Officer and Chairman of the Board is a co-founder of the Company and has been its President and member of its Board of Directors since its inception in April of 1986. Mr. Booth was appointed Chairman of the Board and Chief Executive Officer in September 1989. From January 1983 to April 1986, Mr. Booth distributed cosmetics through beauty salons, retail outlets, and direct mail for Preview Products Cosmetics, Inc., a company which he co-founded with Ms. Zegarelli. For the past three years Mr. Booth has been the President/CEO of Color Factory, Inc., a private company engaged in the manufacture of cosmetics.

Judith E. Zegarelli, Vice President, Secretary, and Director is a co-founder of the Company and has been the Secretary and Director since 1989 to present and Vice President and director of the Company since April 1986. Since 1989, Ms. Zegarelli served as Vice President of New Product Development and Infomercial Sales. For the past three years Ms. Zegarelli has been a Senior Vice President and principal shareholder of the Color Factory, Inc., a private company engaged in the manufacture of cosmetics.

Marie Booth, Chief Financial Officer and Director has been a director of the Company since July 2006. Mrs. Booth was appointed Chief Financial Officer in September 2006. Mrs. Booth has worked in the business with Alfred Booth since July 1997. Mrs. Booth is the wife of Alfred Booth.

Conflicts of Interest

Mr. Booth will be primarily responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to Mr. Booth. Demands may be placed on the time of Mr. Booth which will detract from the amount of time he is able to devote to the Company. Mr. Booth intends to devote as much time to the activities of the Company as required; however, should such a conflict arise, there is no assurance that Mr. Booth would not attend to other matters prior to those of the Company. Mr. Booth projects that initially up to 20 hours per month of his time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted. Mr. Booth owns 15,825,000 shares of common stock of the Company which represents 71.1% of the total issued and outstanding shares of the Company and is the CEO, President, director and controlling shareholder of the Company. At the time of a business combination, management expects that some or all of the shares of common stock owned by Mr. Booth will be purchased by the target company or retired by the Company. The amount of common stock sold, or continued to be owned, by Mr. Booth cannot be determined at this time. The terms of a business combination may include such terms as Mr. Booth remaining a director or an officer of the Company. The terms of a business combination may provide for a payment of cash, or otherwise, to Mr. Booth for the purchase of all or part of the common stock of the Company by a target company, or for services rendered incident to or following a business combination. Mr. Booth would directly benefit from such employment or payment. Such benefits may influence Mr. Booth’s choice of a target company. The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to the Company where that reference results in a business combination. No finder's fee of any kind will be paid by the Company to management or promoters of the Company or to their associates or affiliates. No loans of any type have, or will be, made by the Company to management or promoters of the Company or to any of their associates or affiliates. The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

Management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management, promoters, shareholders or their affiliates: (i) any lending by the Company to such persons; (ii) the issuance of any additional securities to such persons prior to a business combination; (iii) the entering into any business combination or acquisition of assets in which such persons have any interest, direct or indirect; or (iv) the payment of any finder's fees to such persons. These policies have been adopted by the Board of Directors of the Company and any changes in these provisions require their approval. Management does not intend to propose any such action and does not anticipate that any such action will occur. There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our chief executive officer during the fiscal years ended December 31, 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)*	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Alfred E. Booth, Jr. President,	2007	$0	0	0	0	0	0	0	$0
Chief Executive Officer	2006	$0	0	0	0	0	0	0	$0

 *  None of our officers and directors receives any compensation for services rendered, have not received such compensation in the past six years, and are not accruing any compensation pursuant to any agreement with our Company except for $1,000 per year being accrued for Mr. Booth since 2005. Our officers and directors are reimbursed for expenses incurred on our behalf. Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein; however, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit-sharing, stock-option or insurance programs or other similar programs for the benefit of our employees.

There are no employment contracts between the Company and any of its officers or directors.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officer and director set out above which would in any way result in payments to any such person’s employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2007, each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Alfred E. Booth, Jr. (1)	15,825,000 (1)	71.1%
Judith E. Zegarelli	632,441	2.8%
Marie Booth (1)	-0- (1)	-0-
Total Officers and Directors as a Group (3 Persons)	16,457,441	73.9%

(1) Alfred Booth and Marie Booth are husband and wife and they are both the beneficial owner of 15,825,000 shares of common stock.

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our policy is that a contract or transaction either between the Company and a director, or between a director and another company in which he is financially interested is not necessarily void or void-able if the relationship or interest is disclosed or known to the board of directors and the shareholders are entitled to vote on the issue, or if it is fair and reasonable to our Company.

In March 2006, Mr. Booth, the CEO, President and major shareholder of the Company advanced the Company $49,107 pursuant to an Agreement to Advance Funds. The Company executed a promissory note to Mr. Booth, with interest at 8% payable quarterly.

The aforementioned note may be prepaid at any time, without premium or penalty. The note is immediately due and payable, without notice or demand, upon or at any time after the occurrence or existence of any one or more of the “Events of Default” listed in the promissory note. We are using these funds to make payments for our expenses, prior to the consummation of a business combination, to the extent such expenses are not deferred and either would exceed our otherwise available funds or would render us effectively insolvent upon our payment. Pursuant to the terms of the Advance Agreement, the loan carries an interest rate of 8% per annum, documented by the promissory note and payable only upon consummation of a business transaction. Upon consummation of a business combination, we or the target may repay Mr. Booth for this loan, and any subsequent loans made under the Agreement to Advance Funds, out of the proceeds of an offering and/or from funds furnished by the target.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13.   EXHIBITS

Exhibit Number	Description

3.1*	Certificate of Incorporation of the Company and amendments thereto
3.2*	Bylaws of the Company and amendments thereto
10.1*	Agreement to Advance Funds between the Company and Alfred Booth dated March 1, 2006
10.2*	Promissory Note between the Company and Alfred Booth dated March 1, 2006
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form 10SB filed on July 31, 2007

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2007, we were billed approximately $14,000 for professional services rendered for the audit of our financial statements and the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission.

Tax Fees

For the Company’s fiscal year ended December 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date:	March 31, 2008	By:	/s/Alfred E. Booth, Jr.
Alfred E. Booth, Jr., President and Director

In accordance with the Securities Exchange Act of 1934 this Annual Report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated:

ZEGARELLI GROUP INTERNATIONAL, INC.

Date:	March 31, 2008	By:	/s/Alfred E. Booth, Jr.
Alfred E. Booth, Jr., President and Director

Date:	March 31, 2008	By:	/s/Marie Booth
Marie Booths, Chief Financial Officer and Director