Form 10-K
period 2012-12-31
ZEGARELLI GROUP INTERNATIONAL INC
filed 2013-03-15
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-19227

ZEGARELLI GROUP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

California	95-4040591
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80679 Camino Santa Elise, Indio, California	92203
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (760) 345-9205

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “ZEGG.” There was not an active market and only minimal trading volume during fiscal 2012, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 12, 2013 is deemed to be $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

As of March 12, 2013, the registrant had 22,248,337 shares of common stock, no par value, issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating her time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in “Risk Factors.” The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On April 1, 2000, we ceased all operations. On July 1, 1999 we filed for bankruptcy protection under Chapter 7, which was converted to a Chapter 11 on September 8, 1999 and on September 30, 2002 converted back to a Chapter 7. On February 10, 2003 we voluntarily withdrew our petition from the Bankruptcy Court. On November 9, 1998 we filed a Form 15 with the Securities and Exchange Commission (“SEC”) terminating our registration under Section 12(g) of the Securities Act of 1934 (the “1934 Act”) and this suspended our obligation to file reports with the SEC. We have been inactive since April 1, 2000. The Company is currently considered a “shell corporation.” On July 31, 2007, the Company filed a Form 10-SB, which went effective with the SEC on September 30, 2007, and accordingly reactivated the Company’s obligation to file periodic reports with the SEC. Once again on April 30, 2008, the Company filed a Form 15 with the SEC terminating its as a Section 12(g) company under the 1934 Act.

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

Our Business

Since April 1, 2000, we have been engaged in organizational efforts, including obtaining initial financing, and preparing to identify potential merger or acquisition candidates. We are a “blank check” company within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because our intended business purpose is to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. We are, as defined in Rule 12b-2 under the Exchange Act, also a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. We intend to comply with the periodic reporting requirements of the Exchange Act for as long as we are subject to those requirements. Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As of December 31, 2012, the Company had an accumulated deficit of $8,420,384.

Our intended business purpose is to seek the acquisition of, or merger with, an existing company. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. We will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. As of the date hereof, we have made no efforts to identify a possible business combination including, but not limited to, not conducting negotiations or entering into a letter of intent with respect to any target business and we have not entered into a letter of intent or any definitive agreement with respect to any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

●	the ability to use registered securities to make acquisitions of assets or businesses;
●	increased visibility in the financial community;
●	the facilitation of borrowing from financial institutions;
●	improved trading efficiency;
●	shareholder liquidity;
●	greater ease in subsequently raising capital;
●	compensation of key employees through stock options;
●	enhanced corporate image;
●	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with the Company, may include the following:

●	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
●	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
●	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
●	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
●	a foreign company which may wish an initial entry into the United States securities market;
●	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible; however, none of our management are professional business analysts and none are committing their full time to our operations. (See, Item 5: “Directors and Executive Officers,” below.) Potential investors must recognize that due to our management’s limited commitment in terms of time to our business, we may not adequately evaluate a potential business opportunity.

We are unable to predict the time as to when, and if we will ever engage in identifying potential merger or acquisition candidates. We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. Our officers and directors may also seek to locate a target company for the Company through solicitation. Such solicitation may include, but is not limited to; newspaper or magazine advertisements, mailings and other distributions to accounting firms, law firms, investment bankers, financial advisors, venture capitalists, private equity firms, and similar persons, the use of one or more web sites and/or similar methods. Do to the lack of capital and the small number of officers and directors, we do not expect that the number of persons who will be contacted or solicited will exceed 20 to 30 individuals and/or entities. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their “affiliates.” In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

Type of Acquisition

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior shareholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those persons who were our shareholders prior to such reorganization.

Our present shareholders will likely not have control of a majority of our voting securities following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign, and one or more new directors may be appointed, without any vote by shareholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by shareholders. In such case, our shareholders may not be provided with complete disclosure concerning a target company and its business since no shareholder vote will be required to consummate the acquisition. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a shareholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

In addition, Form 8-K of the SEC regarding shell companies and transactions with shell companies requires the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction; this may eliminate many of the perceived advantages of these types of transactions. These regulations also limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations.

Competition

Additionally, we are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a business combination.

Effect of Existing or Probable Governmental Regulations on Business

We will be subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

We will also be required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K. If we are acquired by a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

We will also be prohibited from utilizing Form S-8 for the registration of our securities until we have not been a shell company for at least 60 days. Under subparagraph (i) of Rule 144, no sales of “restricted securities” issued by us while we are a shell company can be publicly sold for at least one year from when we file the Form 10 information about any acquisition, reorganization or merger that results in us no longer being considered to be a shell company.

In addition, the SEC, state securities commissions and NASAA (North American Securities Administrators Association) have expressed an interest in adopting policies that will streamline the registration process and make it easier for smaller reporting companies to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the smaller reporting company of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for blank check or shell companies like us, and may make the use of these companies obsolete.

Finally, the NASDAQ, NYSE, and NYSE MKT recently adopted a “seasoning” requirement for the listing of former reverse merger companies, which includes trading in another market for an adequate period of time at certain minimum price levels, with an adequate number of round lot shareholders and completing SEC filings during this time, although there is an exception to this requirement for firmly underwritten public offerings of at least $40 million. We may be unable to comply with seasoning requirements for listing prior to the listing deadline and we may be unable to qualify for the $40 million exception, which could adversely impact our ability to access U.S. stock exchanges. If an active trading market for our shares does not develop, the value and liquidity of our shares will be materially and adversely affected.

Employees

Apart from management, we have no employees. Mr. Booth, our Chairman, President and Chief Executive Officer, Ms. Zegarelli, our Vice-President and Secretary, and Ms. Booth our Chief Financial Officer, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act. It is anticipated that management will engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement and successfully complete our business plan. Our directors and officers are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified.

Reports to Security Holders

Upon effectiveness of this registration statement, we will be required to comply with the reporting requirements of the Exchange Act. We will be required to file annual, quarterly and other reports with the SEC. We will also be subject to the proxy solicitation requirements of the 1934 Act.

The public may read and copy any materials we file with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

As of the date of this filing, we do not have an Internet website.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

WE HAVE NO OPERATING BUSINESS AND OUR SHAREHOLDERS WILL NOT KNOW WHAT BUSINESS WE WILL ENTER INTO UNTIL WE CONSUMMATE A TRANSACTION.

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

THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO FIND A SUITABLE ENTITY WITH WHICH TO ENTER INTO A BUSINESS COMBINATION TRANSACTION.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of us identifying and consummating a successful business combination. There can be no assurance that we will find a suitable entity with which to enter into a business combination transaction even if we do identify a suitable entity for such transaction, there can be no assurance that such entity would enter into such a transaction.

IN VIEW OF THE FACT THAT THERE ARE NUMEROUS OTHER WAYS IN WHICH PRIVATE COMPANIES CAN BECOME PUBLIC OR RAISE CAPITAL, AND BECAUSE OF THE AVAILABILITY OF BLANK CHECK COMPANIES FOR BUSINESS COMBINATION TRANSACTIONS, THERE CAN BE NO ASSURANCE THAT THE TERMS OF A POTENTIAL BUSINESS COMBINATION TRANSACTION WOULD BE FAVORABLE TO US.

Even if we find a suitable entity for a business combination transaction and that entity is willing to enter into such a transaction, there can be no assurance that we would be able to complete that transaction on terms which would be favorable to us. Private companies seeking to become public have many options other than a business combination with a blank check company, such as initial public offerings, direct public offerings, Regulation A offerings, public offerings on foreign exchanges, and business combinations with defunct public companies, and have many other options for access to capital other than becoming public, such as private offerings, Regulation S offerings, venture capital, and private equity transactions. The wide range of options available to such companies may result in those companies being able to require favorable terms from a blank check company in a business combination transaction, and may reduce the potential profitability to us of such a business combination transaction. In addition, there are a large number of blank check companies seeking to engage in business combination transactions, and the availability of such companies may result in private companies being able to require favorable terms from any particular blank check company in a business combination transaction, which may reduce the potential profitability to us of such a business combination transaction.

OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION CANDIDATE.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our intended plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO NEGOTIATE A TRANSACTION THAT WILL BENEFIT OUR SHAREHOLDERS.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting very limited time to our affairs. Our officers and directors have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other shareholders. A conflict of interest may arise between our management’s personal pecuniary interests and their fiduciary duty to our shareholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our shareholders. In addition, our officers and directors are currently and in the future shall be involved with other blank check companies and conflicts may arise in the pursuit of business combinations with such other blank check companies with which they are and may in the future be affiliated. Prospective business opportunities may not be offered to our management or its affiliates prior being offered to us. This preference has been decided by management, however, it may be changed at management’s discretion. In the future, after the close of a transaction, we do not anticipate that our current officers and directors will perform services in their current capacity.

OUR INDEPENDENT AUDITORS HAVE ISSUED A GOING CONCERN OPINION THAT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-K, the Company has no revenues and only limited operations. We had a net income of $34,819 for the year ended December 31, 2012, and a stockholders’ deficiency of $66,052 at December 31, 2012. Our independent auditor noted that this raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital through notes and agreements with Mr. Booth, the Company’s principal stockholder, CEO and Chairman of the Board.

AS A BLANK CHECK COMPANY UNDER RULE 419 OF THE SECURITIES ACT OF 1933, WE WILL HAVE TO COMPLY WITH RULE 419 IN ANY SUBSEQUENT OFFERINGS.

At present, we are a blank check company with no revenues and no specific business plan or purpose other than we intend to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a blank check company, if we publicly offer any securities as a condition to the closing of any acquisition or business combination or otherwise, we will have to fully comply with Rule 419 under the Securities Act, the provisions of which apply to every registration statement filed under the Securities Act by a blank check company. Among other things, Rule 419 requires that the blank check company filing such registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, the registrant is required to file a post effective amendment to the registration statement containing the same information as found in a Form 10-K registration statement, upon the execution of an agreement for such acquisition or merger. Rule 419 also provides for procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. We have no current plans to engage in any such offerings.

A BUSINESS COMBINATION MAY RESULT IN A CHANGE OF CONTROL AND A CHANGE OF MANAGEMENT.

In conjunction with completion of a business acquisition, it is anticipated that we may issue an amount of our authorized but unissued common stock which represents the majority of the voting power and equity of our common stock, which will result in shareholders of a target company obtaining a controlling interest in us. As a condition of the business combination agreement, our current shareholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control will result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK.

Our directors, without further action by our shareholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares, the relative rights, conversion rights, voting rights, terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of preferred stock could adversely affect the rights of holders of common stock in that such preferred stock could have priority over the common stock with respect to voting, dividend or liquidation rights. Additionally, any future issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock.

The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the shareholders. Although our board of directors is required to make any determination to issue such stock based on its judgment as to the best interests of shareholders, our board of directors could act in a manner that would discourage an acquisition attempt or other transaction that potentially some, or a majority, of the shareholders might believe to be in their best interests or in which shareholders might receive a premium for their stock over the then market price of such stock. Our board of directors does not at present intend to seek shareholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

THERE IS CURRENTLY ONLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK, AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

Although we have been approved for trading on the Pink Sheets under the symbol NWTR, there is currently no active trading market for our common stock and such a market may not develop or be sustained. Upon the completion of a business combination, we plan to have our common stock quoted on the OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in shares of our common stock. At the date hereof, we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be quoted on the OTC Bulletin Board or, if quoted, that other than a limited public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased making this an illiquid investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of developmental stage companies, which may adversely affect the market price of our common stock in a material manner.

Please note that shareholders of our common stock that were not registered in an SEC registration statement may not rely on Rule 144 of the Securities Act and must register any re-sales of your common stock under the Securities Act.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

THE REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND IF WE DO NOT PAY DIVIDENDS IN THE FUTURE THEN OUR SHAREHOLDERS CAN ONLY BENEFIT FROM THEIR SHARES BY SELLING SUCH STOCK EITHER IN THE PUBLIC MARKET PLACE OR IN A PRIVATE TRANSACTION.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into us to further our business strategy.

OUR BUSINESS WILL HAVE NO REVENUE UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We have had no recent operating history nor any revenues or earnings from operations since 2000. We will not realize any revenue unless and until we successfully merge with or acquire an operating business.

OUR SHARES ARE SUBJECT TO THE “PENNY STOCK” RULES, FOLLOWING A REVERSE MERGER TRANSACTION, WHICH MIGHT SUBJECT YOU TO RESTRICTIONS ON MARKETABILITY AND MAY NOT BE ABLE TO SELL YOUR SHARES.

Our common stock is currently subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price. Your investment could be a partial or complete loss.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker- dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker- dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

PURSUANT TO SECTION 102(b)(1) OF THE JOBS ACT, AS AN EMERGING GROWTH COMPANY WE ARE ABLE TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH NEW OR REVISED ACCOUNTING STANDARDS .

Pursuant to Section 102(b)(1) of the JOBS Act, for as long as the Company is an “emerging growth company” it is exempted from adopting new or revised accounting standards that are effective for public companies and may instead wait until the effective dates for private companies to adopt such standards unless the we opt out of this exemption. We have not elected to opt out of this exemption and as a result, our financial statements may not be comparable to companies that comply with public company effective dates.

DUE TO THE CONTROL BY MANAGEMENT AND OUR PRINCIPAL SHAREHOLDER OF 73.9% OF ISSUED AND OUTSTANDING COMMON STOCK, OUR NON-MANAGEMENT SHAREHOLDERS WILL HAVE LITTLE POWER TO CHOOSE MANAGEMENT OR IMPACT OPERATIONS.

Management and our principal shareholder currently control and vote an aggregate of 73.9% of our issued and outstanding common stock. Our management consists of Alfred Booth, Jr., President, CEO and Chairman of the Board of Directors, Judith Zegarelli, Vice-President, Secretary, and Director, and Marie Booth, Chief Financial Officer and Director. Consequently, management has the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to shareholders for approval, including:

●	Election of the Board of Directors;
●	Removal of directors;
●	Amendment to the our articles of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These shareholders will thus have substantial influence over our management and affairs and other shareholders possess no practical ability to remove management or effect the operations of our business. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There has only been limited trading for the Company’s Common Stock over the past ten years. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq Small Cap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

If, after a merger or acquisition, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company’s securities may be traded in the over-the-counter (“OTC”) market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the “pink sheets” of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board. If the Company is unable initially to satisfy the requirements for quotation on the Nasdaq SmallCap Market or becomes unable to satisfy the requirements for continued quotation thereon, and trading, if any, is conducted in the OTC market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s securities.

Holders

There are approximately 272 holders of the Company’s Common Stock.

Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plans.

Shares Available for Future Sale

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
●	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a business combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a business combination, such sales may adversely affect the price for the sale of the Company’s common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None

Item 6.	Selected Financial Data.

The information to be furnished under this Item 6 is not required of smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements.

Overview

We intend to investigate and, if such investigation warrants, merge or acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of the date of this Form 10, we have no particular acquisitions in mind and have not entered into any negotiations with respect to the possibility of a merger or acquisition between us and such other company.

If we consummate a business combination, we will use our best efforts to have our stock quoted on the OTC Bulletin Board (the “OTCBB”), and anticipate that our common stock will be eligible to trade on the OTCBB subsequent to such business combination. In addition, subsequent to such business combination, we may seek the listing of our common stock on any of the several NASDAQ markets or the NYSE MKT, either immediately after such business combination or sometime in the future. However, the NASDAQ, NYSE, and NYSE MKT recently adopted a “seasoning” requirement for the listing of former reverse merger companies, which includes trading in another market for an adequate period of time at certain minimum price levels, with an adequate number of round lot shareholders and completing SEC filings during this time, although there is an exception to this requirement for firmly underwritten public offerings of at least $40 million. We may be unable to comply with seasoning requirements for listing prior to the listing deadline and we may be unable to qualify for the $40 million exception, which could adversely impact our ability to access U.S. stock exchanges. There can be no assurance that after we consummate a business combination we will be quoted on the OTCBB or be able to meet the initial listing standards of any stock exchange or quotation service, or that we will be able to maintain a listing of our common stock on any of those or any other stock exchange or quotation service. If an active trading market for our shares does not develop, the value and liquidity of our shares will be materially and adversely affected.

We have not recorded revenues from operations since 2000. We intend to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to: (i) investigating and analyzing business combinations; (ii) filing of Exchange Act reports, and (iii) consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our shareholders, management or other investors.

We have negative working capital, negative shareholders’ equity and have not earned any revenues from operations since 2000. Mr. Booth, the Company’s principal stockholder and CEO, has loaned the Company monies in the past to cover operations. However, we have no formal commitment that he will continue to provide the Company with working capital sufficient until we consummate a merger or other business combination. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10 are not meaningful to our future results.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective shareholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended December 31, 2012 and December 31, 2011.

Comparison of Years Ended December 31, 2012 and 2011.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2012 and 2011 were $17,703 and $475, respectively. During the year ended December 31, 2012, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all. Alfred Booth, Jr., our President and CEO, paid these professional fees on our behalf. As of December 31, 2012 and 2011, we owed Mr. Booth $65,252 and $45,924, respectively.

Net Income (Loss). Our net income and (loss) for the years ended December 31, 2012 and 2011 was $34,819 and ($1,275), respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of December 31, 2012, we had a cash balance of $-0-, total liabilities of $66,052 and a negative working capital balance of $65,227.

On September 14, 2012, the Company acknowledged and formalized monies loaned to the Company over the past three years by entering into a 6% convertible promissory note in favor of Alfred Booth, Jr. in the principal amount of $47,199, which was the outstanding balance owed to Mr. Booth as of June 30, 2012. Between July 1, 2012 and December 31, 2012, Mr. Booth has advanced to the Company an additional $17,228. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. Although Mr. Booth has provided the necessary funds for the Company in the past, there is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

No cash was used in operating activities for the years ended December 31, 2012 and 2011. No cash was provided by investing activities or financing activities in the years ended December 31, 2012 and 2011.

Contractual Obligations

As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 1 to our financial statements included in this registration statement, we believe the policies discussed below are the most critical to understanding our financial position and results of operations.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory tax rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against our deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets since we have determined that it is more likely than not that we may not be able to realize our deferred tax asset in the future.

As of December 31, 2012, we have net operating loss carryforwards of approximately $3,575,000. The carryforwards expire through the year 2032. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

Jobs Act

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard. The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period. This election allows the Company to delay adoption of new or revised accounting standards that have different dates for public and private companies. Therefore, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable target business, to conduct effective due diligence as to any target business or to consummate a business combination. As a result of our negative working capital, our losses since inception and failure to generate revenues from operations, our financial statements include a note in which raises doubt about our ability to continue as a “going concern.”

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern .

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

See financial statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and our independent accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a second professional with accounting expertise. Our President does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
Alfred E. Booth, Jr.	71	Chairman of the Board of Directors, President and CEO
Judith Zegarelli	65	Vice-President, Secretary and Director
Marie Booth	66	Chief Financial Officer and Director

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

Judith E. Zegarelli, Vice President, Secretary, and Director is a co-founder of the Company and has been the Secretary and Director since 1989 to present and Vice President and director of the Company since April 1986. Since 1989, Ms. Zegarelli served as Vice President of New Product Development and Infomercial Sales. For the past three years Ms. Zegarelli has been a Senior Vice President of the Color Factory, Inc., a private company engaged in the manufacture of cosmetics.

Marie Booth, Chief Financial Officer and Director has been a director of the Company since July 2006. Mrs. Booth was appointed Chief Financial Officer in September 2006. Mrs. Booth has worked in the business with Alfred Booth since July 1997. Mrs. Booth is the wife of Alfred Booth.

Conflicts of Interest

Mr. Booth will be primarily responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to Mr. Booth. Demands may be placed on the time of Mr. Booth which will detract from the amount of time he is able to devote to the Company. Mr. Booth intends to devote as much time to the activities of the Company as required; however, should such a conflict arise, there is no assurance that Mr. Booth would not attend to other matters prior to those of the Company. Mr. Booth projects that initially up to 20 hours per month of his time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted. Mr. Booth owns 15,825,000 shares of common stock of the Company which represents 71.1% of the total issued and outstanding shares of the Company and is the CEO, President, director and controlling shareholder of the Company. At the time of a business combination, management expects that some or all of the shares of common stock owned by Mr. Booth will be purchased by the target company or retired by the Company. The amount of common stock sold, or continued to be owned, by Mr. Booth cannot be determined at this time. The terms of a business combination may include such terms as Mr. Booth remaining a director or an officer of the Company. The terms of a business combination may provide for a payment of cash, or otherwise, to Mr. Booth for the purchase of all or part of the common stock of the Company by a target company, or for services rendered incident to or following a business combination. Mr. Booth would directly benefit from such employment or payment. Such benefits may influence Mr. Booth’s choice of a target company. The Company may agree to pay finder’s fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to the Company where that reference results in a business combination. No finder’s fee of any kind will be paid by the Company to management or promoters of the Company or to their associates or affiliates. No loans of any type have, or will be, made by the Company to management or promoters of the Company or to any of their associates or affiliates. The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

Management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management, promoters, shareholders or their affiliates: (i) any lending by the Company to such persons; (ii) the issuance of any additional securities to such persons prior to a business combination; (iii) the entering into any business combination or acquisition of assets in which such persons have any interest, direct or indirect; or (iv) the payment of any finder’s fees to such persons. These policies have been adopted by the Board of Directors of the Company and any changes in these provisions require their approval. Management does not intend to propose any such action and does not anticipate that any such action will occur. There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

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

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding, including any bankruptcy actions, material to an evaluation of his ability or integrity during the past ten years.

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

Our directors and officers devote time to our affairs on an “as needed” basis, but less than 10 hours per month. As a result, the actual amount of time that they will devote to our affairs is unknown and is likely to vary substantially from month to month. Our directors will serve until the next annual meeting of shareholders or until their successors are duly elected and have qualified. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. Our Board of Directors does not have any committees at this time.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

Section 16 Compliance

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than 10% of a registered class of our equity securities of a company that has a class of common stock registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all forms filed pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us, we believe that our officers and directors and our principal stockholder who are required to file reports pursuant to Section 16(a) of the Exchange Act complied with all of the Section 16(a) filing requirements applicable to them with respect to the last fiscal year, except that our officers and directors and shareholder failed to file a Form 3 after we registered our common stock under Section 12(g) of the Securities Exchange timely. All of the Form 3’s have now been filed and the Company has taken action to insure that all future Section 16(a) reports are timely filed.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time. The board of directors takes the position that management of a target business will establish such a process that will be appropriate for its operations after the Company consummates a business combination.

Item 11.	Executive Compensation.

None of our directors or executive officers received any cash or non-cash compensation from us during the past three fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors. Our officers and directors intend to devote very limited time to our affairs. There are no understandings or agreements regarding compensation our management will receive after a business combination occurs, if at all.

It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control. We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time. The board of directors takes the position that management of a target business will take such action to establish and seat a compensation committee that will be suitable for its operations at such time as the Company consummates a business combination, if ever.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of February 28, 2013 by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is 80679 Camino Santa Elise, Indio, California 92203.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Alfred E. Booth, Jr. (1)	15,825,000 (1)	71.1%
Judith E. Zegarelli	632,441	2.8%
Marie Booth (1)	-0- (1)	-0-%

Total Officers and Directors as a Group (3 Persons)	16,457,441	73.9%

(1) Alfred Booth and Marie Booth are husband and wife and they are both the beneficial owner of 15,825,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

The following information summarizes transactions we have either engaged in for the past three fiscal years, or propose to engage in, involving our executive officers, directors, more than 5% shareholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

We have utilized the mailing address of Alfred E. Booth, Jr., our principal shareholder and President since January, 2012, at no cost.

We have executed a 6% convertible promissory note (the “Note”) in the amount of $47,199, for monies borrowed from Mr. Booth over the past three years. The Note can be converted into common stock of the Company at a price equal to the average between the “bid” and “asked” market price per share of the Company’s common stock over the prior 5 working days. In addition, between July 1, 2012 and December 31, 2012, Mr. Booth has advanced to the Company $17, 228.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Director Independence.

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Under such definition our three officers and directors would not be considered an independent director.

Item 14.	Principal Accounting Fees and Services.

Farber Hass Hurley, LLP (“FHH”) is the Company’s independent registered public accounting firm.

AUDIT FEES. The aggregate fees billed for professional services rendered by FHH for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2012 and 2011 were $7,000.

AUDIT-RELATED FEES. None.

TAX FEES. FHH did not provide any professional services for tax compliance for the fiscal years ended December 31, 2012 and 2011.

ALL OTHER FEES. None.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Articles of amendment
3.3*	Amended and Restated By-laws
10.1*	Subordinated Convertible Promissory Note between the Company and Alfred E. Booth, Jr.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on October 30, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zegarelli Group International, Inc.

We have audited the accompanying balance sheets of Zegarelli Group International, Inc. as of December 31, 2012 and 2011, and the related statements of income, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2012. Zegarelli Group International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zegarelli Group International, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not earned any significant revenues since inception and has an accumulated deficit $8,420,384, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Farber Hass Hurley LLP

Granada Hills, California
March 15, 2013

ZEGARELLI GROUP INTERNATIONAL, INC.

 BALANCE SHEETS

 DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS:

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

CURRENT LIABILITIES

Advance from majority stockholder	$17,228	$45,924
Accrued expenses	1,625	54,947
Convertible note payable	47,199	-
TOTAL CURRENT LIABILITIES	66,052	100,871

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS’ DEFICIT
Preferred stock - $.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2012 and 2011	-	-
Common stock, no par value, 25,000,000 shares authorized, 22,248,337 shares issued and outstanding as of December 31, 2012 and 2011	7,436,101	7,436,101
Contributed capital	918,231	918,231
Accumulated deficit	(8,420,384)	(8,455,203)
TOTAL STOCKHOLDERS’ DEFICIT	(66,052)	(100,871)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to the financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.

 STATEMENTS OF OPERATIONS

 YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

REVENUES	$-	$-

EXPENSES
Administrative	17,703	475

TOTAL EXPENSES	17,703	475

OTHER (INCOME) AND EXPENSES
Interest expenses	825	-
Gain from forgiveness of accrued expenses	(54,147)	-

INCOME (LOSS) BEFORE TAXES	35,619	(475)

Income tax provision	800	800

NET INCOME (LOSS)	$34,819	$(1,275)

NET LOSS PER COMMON SHARE
Basic and diluted	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic and diluted	22,248,337	22,248,337

See notes to the financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.

 STATEMENTS OF STOCKHOLDERS’ DEFICIT

 YEARS ENDED DECEMBER 31, 2012 AND 2011

					Total
	Common Stock		Contributed	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
January 1, 2011	22,248,337	$7,436,101	$918,231	$(8,453,928)	$(99,596)

Net Loss	-	-	-	(1,275)	(1,275)
December 31, 2011	22,248,337	7,436,101	918,231	(8,455,203)	(100,871)

Net Income	-	-	-	34,819	34,819
December 31, 2012	22,248,337	$7,436,101	$918,231	$(8,420,384)	$(66,052)

See notes to the financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.

 STATEMENT OF CASH FLOWS

 YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$34,819	$(1,275)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operations:
Forgiveness of accrued expenses	(54,147)	-
Changes in liabilities:
Decrease in accrued expenses	825	(1,675)

Net cash used in operating activities	(18,503)	(2,950)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from majority stockholder	18,503	2,950

Net cash provided by financing activities	18,503	2,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$800	$800
Interest paid	$-	$-

See notes to the financial statements.

ZEGARELLI GROUP INTERNATIONAL, INC.

 NOTES TO THE FINANCIAL STATEMENTS

 DECEMBER 31, 2012 AND 2011

1. OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

Zegarelli Group International, Inc. (the “Company”) was incorporated on February 27, 1990. The Company manufactured cosmetic products for private label distributions throughout the United States. The Company ceased operations and has been inactive since 2002. The Company was publicly-traded company listed on the OTC Bulletin Board (“pink-sheets”). On November 9, 1998, the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) terminating its registration under Section 12(g) of the Securities Act of 1934, which relieved the Company of its requirement to file reports with the SEC. Even though the Company has not made any further filings with the SEC since 1998, the Company has had some minimal stock trading activity.

The Company’s board is now considering merging with another entity that has viable operations. As such, the existing company is not going to continue as a going concern after any merger. The financial statements do not contain any adjustments that would be necessary should the Company not continue as a going concern.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. During the years ended December 31, 2012 and 2011, the Company incurred a net income and loss of $34,819 and ($1,275), respectively. In addition, the Company had an accumulated deficit of $8,420,384 and $8,455,203, as of December 31, 2012 and 2011, respectively. The Company has not earned any significant revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations and positive cash flows. Management’s plan is to aggressively pursue its present business plan. Since inception the Company has funded its operations through the issuance of common stock and related party loans and advances, and will seek additional debt or equity financing as required. However, there can be no assurance that the Company will be successful in raising such additional funds. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Revenue Recognition – The Company recognizes revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time products are shipped. The Company performs ongoing credit evaluations of its customers’ financial condition and records a reserve for sales returns and allowances based on the historical rate of returns on its products.

Research and Development Costs – The Company expenses research and development costs as incurred, which is presented as a separate line of the statement of operations.

Advertising Costs – Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 in 2012 and 2011 respectively.

Property and Equipment – Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Property and equipment are depreciated over the useful lives of the asset using the straight line method.

Earnings Per Share – Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2012 and 2011, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods.

Stock Option Plan – During the years ended December 31, 2012 and 2011, the Company has not had any stock option plan, nor any outstanding options or warrants.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets and Assets – The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less that the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the year ended December 31, 2012 and 2011.

Income Taxes – The Company accounts for income taxes in accordance with FASB Codification, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes. The accounting principles generally accepted in the United States of America provides accounting and disclosure guidance about positions taken by an entity in its tax returns that might be uncertain.

Fair Value of Financial Instruments – The carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2012 and December 31, 2011 approximated fair value due to their short maturity or nature.

Concentration of Credit Risk – Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents. At December 31, 2012 and 2011 the Company had no cash and cash equivalents.

Recent Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The adoption did not have a material impact on Company’s financial statements and disclosures.

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The adoption did not have a material impact on Company’s financial statements and disclosures.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. The adoption did not have a material impact on Company’s financial statements and disclosures.

4. RELATED PARTY TRANSACTIONS

The majority stockholder has advanced the Company funds to bring it into compliance with various regulations and tax laws. During the years ended December 31, 2012 and 2011, this stockholder advanced $18,503 and $2,950, respectively. The advances are due upon demand and bear no interest.

5. INCOME TAXES

The Company files a both Federal and California income tax returns. Income tax expense for the years ended December 31, 2012 and 2011 consisted of the following:

	2012	2011
State franchise tax	$800	$800
Federal taxes	(0)	(0)
Total	$800	$800

Income tax expense for the years ended December 31, 2012 and 2011 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carry forwards for which no net tax benefit has been provided (full vacation allowance).

5. INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2012 is composed primarily of the net loss carry forwards. The net change in the total valuation allowance for the year ended December 31, 2012 was insignificant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established valuation allowance to fully reserve the deferred tax assets at December 31, 2012 and 2011. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

At December 31, 2012, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $3,575,000 which are available to offset future Federal taxable income, if any, expiring through 2032.

The accounting principles generally accepted in the United States of America provides accounting and disclosure guidance about positions taken by an organization in its tax returns that might be uncertain. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company files income tax returns in the U.S. and various state jurisdictions. The Company is subject to examinations by U.S. Federal and State tax authorities from 2009 to the present, generally for three years after they are filed.

6. CONVERTIBLE NOTE PAYABLE

On September 14, 2012, the Company acknowledged and formalized monies advanced to the Company over the past three years by entering into a 6% convertible promissory note in favor of Alfred Booth, Jr. in the principal amount of $47,199, which was the outstanding balance owed to Mr. Booth as of June 30, 2012. The entire note balance plus accrued interest of $825 was outstanding as of December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2013.

ZEGARELLI GROUP INTERNATIONAL, INC.

By:	/s/ Alfred E. Booth, Jr.
Alfred E. Booth, Jr.
President and CEO
(Principal Executive Officer)

In accordance with the Exchange Act, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Alfred E. Booth, Jr.	Director, President and CEO	March 15, 2013
Alfred E. Booth, Jr.	(Principal Executive Officer)

/s/ Judith Zegarelli	Director, Vice Pres. and Secretary	March 15, 2013
Judith Zegarelli

/s/ Marie Booth	Director and CFO	March 15, 2013
Marie Booth	(Principal Financial Officer)

22