Form 10-Q
period 2013-03-31
ZEGARELLI GROUP INTERNATIONAL INC
filed 2013-05-15
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-19227

ZEGARELLI GROUP INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

CALIFORNIA	7929	95-4040591
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

80679 CAMINO SANTA ELISE

INDIO, CALIFORNIA 91352

(Address of principal executive offices)

(760) 345-9205

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X] No [  ]

The number of shares of Common Stock, no par value, of the registrant outstanding at May 15, 2013, was 22,248,337.

ZEGARELLI GROUP INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED March 31, 2013

PART I

ITEM 1. FINANCIAL STATEMENTS

ZEGARELLI GROUP INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS:	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Advances from majority stockholder	18,735	17,228
Accrued expenses	12,445	1,625
Convertible note payable	47,199	47,199

TOTAL CURRENT LIABILITIES	$78,379	$66,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock - $.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	$-	$-
Common stock, no par value, 25,000,000 shares authorized, 22,248,337 shares issued and outstanding	7,436,101	7,436,101
Contributed capital	918,231	918,231
Accumulated deficit	(8,432,711)	(8,420,384)

TOTAL STOCKHOLDERS’ DEFICIT	(78,379)	(66,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See the accompanying footnotes to the condensed financial statements

ZEGARELLI GROUP INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March, 31 2013	March, 31 2012

REVENUES	$-	$-

EXPENSES
Administrative	232	-
Professional fees	10,587	-

TOTAL EXPENSES	10,819	-

OTHER EXPENSES
Interest expense	708	-

LOSS BEFORE TAXES	(11,527)	-

INCOME TAX EXPENSE	800	800

NET LOSS	$(12,327)	$(800)

NET LOSS PER COMMON SHARE
Basis and diluted	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,248,337	22,248,337

See the accompanying notes to the condensed financial statements

ZEGARELLI GROUP INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,327)	$(800)

Changes in liabilities:
Increase in accrued expenses	10,820	-

Net cash used in operating activities	(1,507)	(800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	1,507	800

Net cash provided by financing activities	1,507	800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$800	$800

Interest paid	$-	$-

See the accompanying notes to the condensed financial statements

ZEGARELLI GROUP INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	OPERATIONS AND BASIS OF PRESENTATION

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

During interim periods, The Company follows the accounting policies set forth in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and apply appropriate interim financial reporting standards for a fair statement of Company’s operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (FASB) in the Accounting Standards Codification (ASC) (referred to herein as U.S. GAAP), as indicated below. Users of financial information produced for interim periods are encouraged to read this Quarterly Report on Form 10-Q in conjunction with Company’s financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in Company’s 2012 Annual Report on Form 10-K.

Interim financial reporting standards require management to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time. Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect Company’s future results.

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of; (i) the condensed statements of operations for the three month periods ended March 31, 2013 and 2012; (ii) the condensed balance sheets at March 31, 2013 and December 31, 2012; and (iii) the condensed statements of cash flows for the three month periods ended March 31, 2013 and 2012.  However, the accompanying unaudited condensed financial statements do not include all information and notes required by U.S. GAAP. The condensed balance sheet, included in this report, as of December 31, 2012 was derived from Company’s 2012 audited financial statements, but does not include all disclosures required by U.S. GAAP.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. During the three months ended March 31, 2013 and 2012, the Company incurred a net loss of $12,327 and $800, respectively. In addition, the Company had an accumulated deficit of $8,432,711 as of March 31, 2013. The Company has not earned any significant revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development Costs – The Company expenses research and development costs as incurred. The Company had no such expenses for the three months period ended March 31, 2013 and 2012.

Advertising Costs – Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three months ended March 31, 2013 and 2012, respectively.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share – Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the three months ended March 31, 2013 and 2012, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods.

Impairment of Long-Lived Assets and Assets – The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less that the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the three months ended March 31, 2013 and 2012.

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

Fair Value of Financial Instruments – The carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at March 31, 2013 and December 31, 2012 approximated fair value due to their short maturity or nature.

Concentration of Credit Risk – Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents. At March 31, 2013 and December 31, 2012 the Company had no cash and cash equivalents.

4.	RELATED PARTY TRANSACTIONS

The majority stockholder has advanced the Company funds to bring it into compliance with various regulations and tax laws. During the three months period March 31, 2013 and 2012, this stockholder advanced $1,507 and $800, respectively. The advances are due upon demand and bear no interest.

5.	CONVERTIBLE NOTE PAYABLE

On September 14, 2012, the Company acknowledged and formalized monies advanced to the Company over the past three years by entering into a 6% convertible promissory note in favor of Alfred Booth, Jr. in the principal amount of $47,199, which was the outstanding balance owed to Mr. Booth as of June 30, 2012. The entire note balance plus accrued interest of $1,533 was outstanding as of March 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing else where in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

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

We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. During the three months ended March 31, 2013, our CEO and President, Alfred Booth, loaned us $1,507.

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

None of our officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company’s extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors.

Item 3.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are effective in timely alerting them to material information relating to Zegarelli Group International, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* File Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEGARELLI GROUP INTERNATIONAL, INC.

Date: May 15, 2013	/s/ Alfred E. Booth
Alfred E. Booth, President (Principal Executive Officer)

Date: May 15, 2013	/s/ Marie Booth
Marie Booth, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

