Form 10-Q
period 2013-06-30
ZEGARELLI GROUP INTERNATIONAL INC
filed 2013-08-14
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Yes [X] No [  ]

The number of shares of Common Stock, no par value, of the registrant outstanding at August 13, 2013, was 22,248,337.

ZEGARELLI GROUP INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2013

2

PART I

ITEM 1. FINANCIAL STATEMENTS

ZEGARELLI GROUP INTERNATIONAL, INC.
BALANCE SHEETS

	June 30, 2013
	(Unaudited)	December 31, 2012

ASSETS:	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Advances from majority stockholder	32,962	17,228
Accrued interest expenses	3,041	1,625
Convertible note payable	47,199	47,199

TOTAL CURRENT LIABILITIES	$83,202	$66,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock - $.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	$-	$-
Common stock, no par value, 25,000,000 shares authorized, 22,248,337 shares issued and outstanding	7,436,101	7,436,101
Contributed capital	918,231	918,231
Accumulated deficit	(8,437,534)	(8,420,384)

TOTAL STOCKHOLDERS’ DEFICIT	(83,202)	(66,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIALS

ZEGARELLI GROUP INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES	$-	$-	$-	$-

EXPENSES
Administrative	1,046	-	1,278
Professional fees	3,069	-	13,656	475

TOTAL EXPENSES	4,115	-	14,934	475

OTHER EXPENSES
Interest expense	708	-	1,416

LOSS BEFORE TAXES	(4,823)	-	(16,350)	(475)

INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(4,823)	$-	$(17,150)	$(1,275)

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,248,337	22,248,337	22,248,337	22,248,337

SEE ACCOMPANYING NOTES TO FINANCIALS

ZEGARELLI GROUP INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,150)	$(1,275)

Changes in liabilities:
Increase in accrued expenses	1,416	-

Net cash used in operating activities	(15,734)	(1,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	15,734	1,275

Net cash provided by financing activities	15,734	1,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$800	$800

Interest paid	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIALS

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

During interim periods, we follow the accounting policies set forth in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and apply appropriate interim financial reporting standards for a fair statement of Company’s operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (FASB) in the Accounting Standards Codification (ASC) (referred to herein as U.S. GAAP), as indicated below. Users of financial information produced for interim periods are encouraged to read this Quarterly Report on Form 10-Q in conjunction with Company’s financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in Company’s 2012 Annual Report on Form 10-K.

Interim financial reporting standards require management to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time. Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect Company’s future results.

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of; (i) the condensed statements of operations for the six month periods ended June 30, 2013 and 2012; (ii) the condensed balance sheets at June 30, 2013 and December 31, 2012; and (iii) the condensed statements of cash flows for the six month periods ended June 30, 2013 and 2012. However, the accompanying unaudited condensed financial statements do not include all information and notes required by U.S. GAAP. The condensed consolidated balance sheet, included in this report, as of December 31, 2012 was derived from Company’s 2012 audited financial statements, but does not include all disclosures required by U.S. GAAP.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. During the six months ended June 30, 2013 and 2012, the Company incurred a net loss of $12,327 and $800, respectively. In addition, the Company had an accumulated deficit of $8,437,534 as of June 30, 2013. The Company has not earned any significant revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ZEGARELLI GROUP INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Research and Development Costs – The Company expenses research and development costs as incurred. The Company had no such expenses for the six months period ended June 30, 2013 and 2012.

Advertising Costs – Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the six months ended June 30, 2013 and 2012, respectively.

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

Earnings Per Share – Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the six months ended June 30, 2013 and 2012, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods.

Impairment of Long-Lived Assets and Assets – The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less that the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the six months ended June 30, 2013 and 2012.

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

The accounting principles generally accepted in the United States of America provides accounting and disclosure guidance about positions taken by an organization in its tax returns that might be uncertain. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company files income tax returns in the U.S. and various state jurisdictions. The Company is subject to examinations by U.S. Federal and State tax authorities from 2010 to the present, generally for three years after they are filed.

ZEGARELLI GROUP INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments – The carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at June 30, 2013 and December 31, 2012 approximated fair value due to their short maturity or nature.

Concentration of Credit Risk – Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents. At June 30, 2013 and December 31, 2012 the Company had no cash and cash equivalents.

4. RELATED PARTY TRANSACTIONS

The majority stockholder has advanced the Company funds to bring it into compliance with various regulations and tax laws. During the six months period June 30, 2013 and 2012, this stockholder advanced $15,734 and $1,275, respectively. The advances are due upon demand and bear no interest.

5. CONVERTIBLE NOTE PAYABLE

On September 14, 2012, the Company acknowledged and formalized monies advanced to the Company over the past three years by entering into a 6% convertible promissory note in favor of Alfred Booth, Jr. in the principal amount of $47,199, which was the outstanding balance owed to Mr. Booth as of June 30, 2012. The entire note balance plus accrued interest of $3,041 was outstanding as of June 30, 2013.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

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

We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. During the six months ended June 30, 2013, our CEO and President, Alfred Booth, loaned us $15,734.

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

Sources of Business Opportunities

The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company’s limited capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. The Company will most likely have to rely on outside sources, not otherwise associated with the Company that will accept their compensation only after the Company has finalized a successful acquisition or merger. The Company will rely upon the expertise and contacts of such persons use notices in written publications and personal contacts to find merger and acquisition candidates, the exact number of such contacts are dependent upon the skill and industriousness of the participants and the conditions of the marketplace. To date the Company has not engaged nor entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEGARELLI GROUP INTERNATIONAL, INC.

Date: August 14, 2013	/s/ Alfred E. Booth
Alfred E. Booth, President (Principal Executive Officer)

Date: August 14, 2013	/s/ Marie Booth
Marie Booth, Chief Financial Officer (Principal Financial and Accounting Officer)

