Form 10-Q
period 2013-09-30
ZEGARELLI GROUP INTERNATIONAL INC
filed 2013-11-14
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes [X] No [  ]

The number of shares of Common Stock, no par value, of the registrant outstanding at November 13, 2013, was 22,248,337.

ZEGARELLI GROUP INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2013

2

PART I

ITEM 1. FINANCIAL STATEMENTS

ZEGARELLI GROUP INTENATIONAL, INC.

CONDENSED BALANCE SHEETS

	Sept 30, 2013 Unaudited	December 31, 2012

ASSETS:	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Advances from majority stockholder	$35,960	$17,228
Accrued expenses	3,749	1,625
Convertible note payable (Related Party)	47,199	47,199

TOTAL CURRENT LIABILITIES	86,908	66,052

STOCKHOLDERS' DEFICIT
Preferred stock - $.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 22,248,337 shares issued and outstanding	7,436,101	7,436,101
Contributed capital	918,231	918,231
Accumulated deficit	(8,441,240)	(8,420,384)

TOTAL STOCKHOLDERS' DEFICIT	(86,908)	(66,052)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIALS

ZEGARELLI GROUP INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended Sept 30,		Nine months ended Sept 30,
	2013	2012	2013	2012

REVENUES	$-	$-	$-	$-

EXPENSES
Administrative	1,248	11,000	2,526	11,475
Professional fees	1,750		15,406

TOTAL EXPENSES	2,998	11,000	17,932	11,475

OTHER INCOME (EXPENSE):
Gain from write off of accrued expenses		54,147		54,147
Interest expense	(708)	-	(2,124)	-

LOSS BEFORE TAXES	(3,706)	43,147	(20,056)	42,672

TAX PROVISION			800	800

NET LOSS	$(3,706)	$43,147	$(20,856)	$41,872

NET LOSS PER COMMON SHARE
Basis and diluted	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,248,337	22,248,337	22,248,337	22,248,337

SEE ACCOMPANYING NOTES TO FINANCIALS

ZEGARELLI GROUP INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,856)	$41,872

Adjustments to reconcile net income (loss) to net cash provided by operations:
Write off of accrued expenses	-	(54,147)

Changes in liabilities:
Increase in accrued expenses	2,124	-

Net cash used in operating activities	(18,732)	(12,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	18,732	12,275

Net cash provided by financing activities	18,732	12,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$800	$800

Interest paid	$-	$-

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of; (i) the condensed statements of operations for the nine month periods ended September 30, 2013 and 2012; (ii) the condensed balance sheets at September 30, 2013 and December 31, 2012; and (iii) the condensed statements of cash flows for the nine month periods ended September 30, 2013 and 2012. However, the accompanying unaudited condensed financial statements do not include all information and notes required by U.S. GAAP. The condensed consolidated balance sheet, included in this report, as of December 31, 2012 was derived from Company’s 2012 audited financial statements, but does not include all disclosures required by U.S. GAAP.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. During the nine months ended September 30, 2013, the Company incurred a net loss of $20,856. In addition, the Company had an accumulated deficit of $8,441,240 as of September 30, 2013. The Company has not earned any significant revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development Costs – The Company expenses research and development costs as incurred. The Company had no such expenses for the three and nine months period ended September 30, 2013 and 2012.

Advertising Costs – Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three and nine months ended September 30, 2013 and 2012, respectively.

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

Earnings Per Share – Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities such as options, warrants and convertible debt.

Impairment of Long-Lived Assets and Assets – The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less that the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the nine months ended September 30, 2013 and 2012.

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

Fair Value of Financial Instruments – The carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at September 30, 2013 and December 31, 2012 approximated fair value due to their short maturity or nature.

Concentration of Credit Risk – Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents. At September 30, 2013 and December 31, 2012 the Company had no cash and cash equivalents.

ZEGARELLI GROUP INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

4. RELATED PARTY TRANSACTIONS

The majority stockholder has advanced the Company funds to bring it into compliance with various regulations and tax laws. During the nine months period September 30, 2013 and 2012, this stockholder advanced $18,732 and $12,275, respectively. During the three months period September 30, 2013 and 2012, this stockholder advanced $2,998 and $11,000, respectively. The advances are due upon demand and bear no interest.

5. CONVERTIBLE NOTE PAYABLE (Related Party)

On September 14, 2012, the Company acknowledged and formalized monies advanced to the Company over the past three years by entering into a 6% convertible promissory note in favor of the majority stockholder in the principal amount of $47,199, which was the outstanding balance owed to Mr. Booth as of June 30, 2012. The entire note balance plus accrued interest of $2,949 was outstanding as of September 30, 2013.

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

We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. During the nine months ended September 30, 2013, our CEO and President, Alfred Booth, loaned us approximately $20,000.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item

31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEGARELLI GROUP INTERNATIONAL, INC.

Date: November 14, 2013	/s/ Alfred E. Booth
Alfred E. Booth, President (Principal Executive Officer)

Date: November 14, 2013	/s/ Marie Booth
Marie Booth, Chief Financial Officer (Principal Financial and Accounting Officer)

