Form 10-Q/A
period 2013-09-30
ZEGARELLI GROUP INTERNATIONAL INC
filed 2013-11-19
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-Q for the Quarterly Period Ended September 30, 2013 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2013, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 14, 2013 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q.

This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after November 14, 2013) or modify or update in any way those disclosures that may be affected by subsequent events.

Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

2

INDEX OF EXHIBITS

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* These exhibits were previously included in the Registrant’s Form 10-Q for the Quarterly Period ended September 30, 2013, filed with the SEC on November 14, 2013.

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEGARELLI GROUP INTERNATIONAL, INC.

Date: November 19, 2013	/s/ Alfred E. Booth
Alfred E. Booth, President (Principal Executive Officer)

Date: November 19, 2013	/s/ Marie Booth
Marie Booth, Chief Financial Officer (Principal Financial and Accounting Officer)

4