Form 10-K
period 2013-12-31
ZEGARELLI GROUP INTERNATIONAL INC
filed 2014-02-28
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-19227

ZEGARELLI GROUP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

California	95-4040591
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80679 Camino Santa Elise, Indio, California	92203
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “ZEGG.” There was not an active market and only minimal trading volume during fiscal 2013, however the market got more active after the announcement of a proposed acquisition on February 5, 2014, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 26, 2014 was $1,572,724.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None

As of February 28, 2014 the registrant had 22,248,337 shares of common stock, no par value, issued and outstanding.

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

PART I

Item 1. Description of Business

We were incorporated in California on February 27, 1990 as K7 Capital Corporation and changed our name to Cosmetic Group U.S.A., Inc. in May 1990 and conducted the business of contract manufacturing and the manufacture and sale of professional hair care products under the “Zegarelli” name. Through our contract manufacturing operations, we custom developed, formulated and manufactured a wide range of color cosmetics and other personal care products for customers that market products for sale under their own brand names. In addition to our operations as a contract manufacturer, in 1994, we developed with Arnold Zegarelli, a professional hair designer, a line of professional hair care products which we manufactured and marketed to beauty salons and hair care professionals. Sales of the Zegarelli product line commenced in the second quarter of 1995. On September 23, 1997 we sold all the assets and business of our contract manufacturing segment, and changed our name to Zegarelli Group International, Inc. (“our,” “we,” or the “Company”).

On April 1, 2000, we ceased all operations. On July 1, 1999 we filed for bankruptcy protection under Chapter 7, which was converted to a Chapter 11 on September 8, 1999 and on September 30, 2002 converted back to a Chapter 7. On February 10, 2003 we voluntarily withdrew our petition from the Bankruptcy Court. On November 9, 1998 we filed a Form 15 with the Securities and Exchange Commission (“SEC”) terminating our registration under Section 12(g) of the Securities Act of 1934 (the “1934 Act”) and this suspended our obligation to file reports with the SEC. We have been inactive since April 1, 2000. The Company is currently considered a “shell corporation.” On July 31, 2007, the Company filed a Form 10-SB, which went effective with the SEC on September 30, 2007, and accordingly reactivated the Company’s obligation to file periodic reports with the SEC. Once again on April 30, 2008, the Company filed a Form 15 with the SEC terminating it as a Section 12(g) company under the 1934 Act.

On January 30, 2014, the Company entered into a Plan and Agreement of Reorganization with 2050 Motors, Inc. (“2050 Motors”) whereby the Company would acquire 2050 Motors in a reverse merger. See “Subsequent Events”. The closing of the transaction is subject to due diligence and the filing of reports with the State of Nevada and with the Securities and Exchange Commission. No assurances can be given that the Company will be successful in completing this transaction.

Our Business

Since April 1, 2000, we have been engaged in organizational efforts, including obtaining initial financing, and preparing to identify potential merger or acquisition candidates. We are a “blank check” company within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because our intended business purpose is to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. We are, as defined in Rule 12b-2 under the Exchange Act, also a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. We intend to comply with the periodic reporting requirements of the Exchange Act for as long as we are subject to those requirements. Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As of December 31, 2013, the Company had an accumulated deficit of $8,446,674.

Our intended business purpose is to seek the acquisition of, or merger with, an existing company. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. We will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. As of the date hereof, we have entered into a Plan and Agreement of Reorganization to acquire 2050 Motors, Inc. See “Subsequent Events” No assurances can be given that the Company will be successful in closing this acquisition.

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

Item 1A. Risk Factors.

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

WE HAVE NO OPERATING BUSINESS AND OUR SHAREHOLDERS WILL NOT KNOW WHAT BUSINESS WE WILL ENTER INTO UNTIL WE CONSUMMATE A TRANSACTION.

The Company has been inactive since April 2000 and has had no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. On January 30, 2014, the Company entered into a Plan and Agreement of Reorganization to acquire 2050 Motors. See “Subsequent Events”. There is no assurance that the Company can consummate such a business combination.

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

ALTHOUGH WE HAVE RECENTLY ENTERED INTO AN AGREEMENT TO ACQUIRE A BUSINESS THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO COMPLETE THE TRANSACTION OR IF COMPLETED THAT IT WILL BENEFIT OUR SHAREHOLDERS.

We have recently entered into an agreement to acquire a private business through a reverse merger. See “Subsequent Events”. We are currently conducting due diligence and evaluating whether it is a suitable business opportunity for the Company and its shareholders. We cannot guarantee that we will be able to conclude the transaction on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with successful business operations.

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

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely in regard to the pending acquisition of 2050 Motors to the interests of other shareholders. A conflict of interest may arise between our management’s personal pecuniary interests and their fiduciary duty to our shareholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our shareholders. If the current pending acquisition does not close, new prospective business opportunities may not be offered to our management or its affiliates prior being offered to us. This preference has been decided by management; however, it may be changed at management’s discretion. In the future, after the close of a transaction, we do not anticipate that our current officers and directors will perform services in their current capacity.

OUR INDEPENDENT AUDITORS HAVE ISSUED A GOING CONCERN OPINION THAT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have issued a going concern opinion that raises substantial doubt about our ability to continue as a going concern. As reflected in the financial statements in this Form 10-K, the Company has no revenues and only limited operations. We had a net loss of $26,290 for the year ended December 31, 2013, and a stockholders’ deficit of $92,342 at December 31, 2013. Our independent auditor noted that this raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital through notes and agreements with Mr. Booth, the Company’s principal stockholder, CEO and Chairman of the Board.

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

PURSUANT TO SECTION 102(b)(1) OF THE JOBS ACT, AS AN EMERGING GROWTH COMPANY WE ARE ABLE TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH NEW OR REVISED ACCOUNTING STANDARDS.

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

DUE TO THE CONTROL BY MANAGEMENT AND OUR PRINCIPAL SHAREHOLDER OF 71.7% OF ISSUED AND OUTSTANDING COMMON STOCK, OUR NON-MANAGEMENT SHAREHOLDERS WILL HAVE LITTLE POWER TO CHOOSE MANAGEMENT OR IMPACT OPERATIONS.

Management and our principal shareholder currently control and vote an aggregate of 71.7% of our issued and outstanding common stock. Our management consists of Alfred Booth, Jr., President, CEO and Chairman of the Board of Directors, Judith Zegarelli, Vice-President, Secretary, and Director, and Marie Booth, Chief Financial Officer and Director. Consequently, management has the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to shareholders for approval, including:

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

Holders.

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

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended December 31, 2013 and December 31, 2012.

Comparison of Years Ended December 31, 2013 and 2012.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2013 and 2012 were $22,658 and $17,703 respectively. During the year ended December 31, 2013, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all. Alfred Booth, Jr., our President and CEO, paid these professional fees on our behalf. As of December 31, 2013 and 2012, we owed Mr. Booth $88,685 and $65,252, respectively.

Net Income (Loss). Our net income and (loss) for the years ended December 31, 2013 and 2012 was ($26,290) and $34,819, respectively. The difference was due principally to a gain from write off of accrued expenses in 2012.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of December 31, 2013, we had a cash balance of $-0-, total liabilities of $92,342 and a negative working capital balance of the same $92,342.

On September 14, 2012, the Company acknowledged and formalized monies loaned to the Company over the past three years by entering into a 6% convertible promissory note in favor of Alfred Booth, Jr. in the principal amount of $47,199, which was the outstanding balance owed to Mr. Booth as of June 30, 2012. Between July 1, 2012 and December 31, 2013, Mr. Booth has advanced to the Company an additional $41,486. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. Although Mr. Booth has provided the necessary funds for the Company in the past, there is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

No cash was used in operating activities for the years ended December 31, 2013 and 2012. No cash was provided by investing activities or financing activities in the years ended December 31, 2013 and 2012.

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

While our significant accounting policies are described in more detail in Note 3 to our financial statements included in this registration statement, we believe the policies discussed below are the most critical to understanding our financial position and results of operations.

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

As of December 31, 2013, we have net operating loss carryforwards of approximately $3,539,725. The carryforwards expire through the year 2032. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

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

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Subsequent Events

On January 30, 2014, Zegarelli Group International, Inc. (“we,” “our,” “us,” or the “Company”) entered into a definitive Plan and Agreement of Reorganization (the “Acquisition Agreement”) with 2050 Motors, Inc. (“2050 Motors”) and certain shareholders of 2050 Motors (collectively the “2050 Motors Shareholders”) wherein the Company has agreed to acquire all of the outstanding shares of common stock of 2050 Motors in accordance with the Acquisition Agreement. In exchange for the 2050 Motors shares, the Company will issue to the 2050 Motors Shareholders up to 24,993,665 shares of the Company’s common stock, post-split. The exchange of the 2050 Motors shares for the Company’s common stock is referred to in this Current Report on Form 8-K as the “Share Exchange.” After the closing of the Share Exchange (the “Closing”), 2050 Motors will become our wholly-owned subsidiary, and the 2050 Motors Shareholders will own approximately 90% of our common stock, on an as converted, fully diluted basis. We are currently conducting due diligence regarding the transaction. The Closing of the Share Exchange is expected to occur on or before March 31, 2014 or such other date to which the Company, the 2050 Shareholders and 2050 Motors agree. There is no assurance that this acquisition will be completed.

As part of the Agreement, the Company will affect a 4 for 1 reverse stock split, increase the authorized common stock, change the name of the Company to 2050 Motors, Inc. and file certain reports with the Securities and Exchange Commission. There is no assurance that this sale will be completed.

On January 23, 2014, Alfred E. Booth, Jr., the Company’s president, and two other of the Company’s stockholders (collectively, the “Sellers”) entered into a Stock Purchase Agreement (the “Agreement”) with a non-affiliated third party (the “Buyer”). The Agreement provides for the Sellers’ to sell a total of 2,894,860 post-split shares of Zegarelli common stock, representing approximately less than 10% of the 30,557,929 shares of Zegarelli common stock to be issued and outstanding after the acquisition of 2050 Motors, to the Buyer for a total of $130,000 cash. The sale of the shares is subject to. Closing of the Agreement is subject to satisfaction on or before March 31, 2014 (unless extended by the parties) of certain conditions precedent to closing, including the close of the 2050 Motors acquisition.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
Alfred E. Booth, Jr.	72	Chairman of the Board of Directors, President and CEO
Judith Zegarelli	66	Vice-President, Secretary and Director
Marie Booth	67	Chief Financial Officer and Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of February 28, 2014 by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is 80679 Camino Santa Elise, Indio, California 92203.

Name of	Amount and Nature		Percentage
Beneficial Owner	of Beneficial Ownership		of Class

Alfred E. Booth, Jr. (1)	15,325,000	(1)	68.9%
Judith E. Zegarelli	632,441		2.8%
Marie Booth (1)	-0-	(1)	-0-%
Total Officers and Directors as a Group (3 Persons)	15,957,441		71.7%

(1)	Alfred Booth and Marie Booth are husband and wife and they are both the beneficial owner of 15,325,000 shares of common stock.

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

We have executed a 6% convertible promissory note (the “Note”) in the amount of $47,199, for monies borrowed from Mr. Booth over the past three years. The Note can be converted into common stock of the Company at a price equal to the average between the “bid” and “asked” market price per share of the Company’s common stock over the prior 5 working days. In addition, between July 1, 2012 and December 31, 2013, Mr. Booth has advanced to the Company $41,486.

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

AUDIT FEES. The aggregate fees billed for professional services rendered by FHH for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2013 and 2012 were $7,000.

AUDIT-RELATED FEES. None.

TAX FEES. FHH did not provide any professional services for tax compliance for the fiscal years ended December 31, 2013 and 2012.

ALL OTHER FEES. None.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimus exceptions for non-audit services described in Section 10A (i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following financial statements are filed as part of this report:

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description
2.2*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.
3.1**	Articles of Incorporation
3.2**	Articles of amendment
3.3**	Amended and Restated By-laws
10.1**	Subordinated Convertible Promissory Note between the Company and Alfred E. Booth, Jr.
31.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2***	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.
**	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on October 30, 2012.
***	Filed herewith
****	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zegarelli Group International, Inc.

We have audited the accompanying balance sheets of Zegarelli Group International, Inc. as of December 31, 2013 and 2012, and the related statements of income, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2013. Zegarelli Group International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zegarelli Group International, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not earned any significant revenues since inception and has an accumulated deficit $8,446,674, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Farber Hass Hurley LLP
February 28, 2014
Chatsworth, California

ZEGARELLI GROUP INTENATIONAL, INC.

BALANCE SHEETS

	December 31,
	2013	2012

ASSETS:	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Advances from majority stockholder	$41,486	$17,228
Accrued expenses	3,657	1,625
Convertible note payable	47,199	47,199

TOTAL CURRENT LIABILITIES	92,342	66,052

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock - $.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 22,248,337 shares issued and outstanding	7,436,101	7,436,101
Contributed capital	918,231	918,231
Accumulated deficit	(8,446,674)	(8,420,384)

TOTAL STOCKHOLDERS’ DEFICIT	(92,342)	(66,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these Financial Statements.

ZEGARELLI GROUP INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012

REVENUES	$-	$-

EXPENSES
Administrative	3,908	728
Professional fees	18,750	16,975

TOTAL EXPENSES	22,658	17,703

OTHER INCOME (EXPENSE):
Gain from write off of accrued expenses	-	54,147
Interest expense	(2,832)	(825)

INCOME (LOSS) BEFORE TAXES	(25,490)	35,619

INCOME TAX PROVISION	800	800

NET INCOME (LOSS)	(26,290)	34,819

NET INCOME (LOSS) PER COMMON SHARE
Basis and diluted	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,248,337	22,248,337

The accompanying notes are an integral part of these Financial Statements.

ZEGARELLI GROUP INTERNATIONAL, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2013 AND 2012

					Total
	Common Stock		Contributed	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
January 1, 2012	22,248,337	$7,436,101	$918,231	$(8,455,203)	$(100,871)

Net Income				34,819	34,819

December 31, 2012	22,248,337	7,436,101	918,231	(8,420,384)	(66,052)

Net Loss				(26,290)	(26,290)

December 31, 2013	22,248,337	$7,436,101	$918,231	$(8,446,674)	$(92,342)

The accompanying notes are an integral part of these Financial Statements.

ZEGARELLI GROUP INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,290)	$34,819

Adjustments to reconcile net income (loss) to net cash provided by operations:
Write off of accrued expenses	-	(54,147)

Changes in liabilities:
Increase in accrued expenses	2,032	825

Net cash used in operating activities	(24,258)	(18,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	24,258	18,503

Net cash provided by financing activities	24,258	18,503

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$800	$800

Interest paid	$-	$-

The accompanying notes are an integral part of these Financial Statements.

ZEGARELLI GROUP INTERNATIONAL, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. During the years ended December 31, 2013 and 2012, the Company incurred a net loss and income of $(26,290) and $34,819, respectively. In addition, the Company had an accumulated deficit of $8,446,674 and $8,420,384, as of December 31, 2013 and 2012, respectively. The Company has not earned any significant revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Advertising Costs – Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 in 2013 and 2012 respectively.

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

Earnings Per Share – Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. During 2013 and 2012, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods.

Stock Option Plan – During the years ended December 31, 2013 and 2012, the Company has not had any stock option plan, nor any outstanding options or warrants.

Impairment of Long-Lived Assets and Assets – The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less that the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the year ended December 31, 2013 and 2012.

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

Reclassification – Certain reclassifications have been made to the prior year’s amounts to conform to the current years presentation.

Fair Value of Financial Instruments – The carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2013 and December 31, 2012 approximated fair value due to their short maturity or nature.

Concentration of Credit Risk – Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents. At December 31, 2013 and 2012 the Company had no cash and cash equivalents.

4. RELATED PARTY TRANSACTIONS

The majority stockholder has advanced the Company funds to bring it into compliance with various regulations and tax laws. During the years ended December 31, 2013 and 2012, this stockholder advanced $24,258 and $18,503, respectively. The advances are due upon demand and bear no interest.

5. INCOME TAXES

The Company files a both Federal and California income tax returns. Income tax expense for the years ended December 31, 2013 and 2012 consisted of the following:

	2013	2012

State franchise tax	$800	$800

Federal taxes	-	-

Total	$800	$800

Income tax expense for the years ended December 31, 2013 and 2012 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carry forwards for which no net tax benefit has been provided (full vacation allowance).

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2013 is composed primarily of the net loss carry forwards. The net change in the total valuation allowance for the year ended December 31, 2013 was insignificant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established valuation allowance to fully reserve the deferred tax assets at December 31, 2013 and 2012. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

At December 31, 2013, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $3,539,725 which are available to offset future Federal taxable income, if any, expiring through 2032.

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

6. CONVERTIBLE NOTE PAYABLE

On September 14, 2012, the Company acknowledged and formalized monies advanced to the Company over the past three years by entering into a 6% convertible promissory note in favor of Alfred Booth, Jr. in the principal amount of $47,199, which was the outstanding balance owed to Mr. Booth as of June 30, 2012. The entire note balance plus accrued interest of $3,657 was outstanding as of December 31, 2013.

7. SUBSEQUENT EVENT

On January 30, 2014, the Company entered into an acquisition agreement with 2050 Motors, Inc. (“2050 Motors”) and certain shareholders of 2050 Motors (collectively the “2050 Motors Shareholders”) wherein the Company has agreed to acquire all of the outstanding shares of common stock of 2050 Motors. In exchange for the 2050 Motors shares, the Company will issue to the 2050 Motors Shareholders up to 24,993,665 shares of the Company’s common stock, post-split. As part of the Agreement, the Company will affect a 4 for 1 reverse stock split, increase the authorized common stock, change the name to 2050 Motors, Inc. and file certain reports with the Security and Exchange Commission. After the closing of the Share Exchange, 2050 Motors will become Company’s wholly-owned subsidiary, and the 2050 Motors Shareholders will own approximately 90% of Company’s common stock, on an as converted, fully diluted basis. The Closing of the Share Exchange is expected to occur in March 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2014.

ZEGARELLI GROUP INTERNATIONAL, INC.

By:	/s/ Alfred E. Booth, Jr.
Alfred E. Booth, Jr.
President and CEO
(Principal Executive Officer)

In accordance with the Exchange Act, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Alfred E. Booth, Jr.	Director, President and CEO	February 28, 2014
Alfred E. Booth, Jr.	(Principal Executive Officer)

/s/ Judith Zegarelli	Director, Vice Pres. and Secretary	February 28, 2014
Judith Zegarelli

/s/ Marie Booth	Director and CFO	February 28, 2014
Marie Booth	(Principal Financial Officer)

21