Form 10-Q
period 2014-03-31
2050 MOTORS, INC.
filed 2014-05-20
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-192227

2050 MOTORS, INC.

(Exact name of small business issuer as specified in its charter)

CALIFORNIA	7929	95-4040591
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

3420 Bunkerhill Drive

LAS VEGAS, NEVADA 89032

(Address of principal executive offices)

(702) 591-6029

(Registrant’s telephone number, including area code)

Zegarelli Group International, Inc.

80679 Camino Santa Elise, Indio, California 91352

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, no par value, of the registrant outstanding at May 19, 2014, was 30,557,929.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2014

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS:	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accrued expenses	$7,000	$-
Advances from majority stockholder	46,058	41,486
Accrued interest	4,365	3,657
Convertible note payable	47,199	47,199

TOTAL CURRENT LIABILITIES	104,622	92,342
Commitments and Contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock - $.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding
Common stock, no par value, 25,000,000 shares authorized, 22,248,337 shares issued and outstanding	7,436,101	7,436,101
Contributed capital	918,231	918,231
Accumulated deficit	(8,458,954)	(8,446,674)

TOTAL STOCKHOLDERS’ DEFICIT	(104,622)	(92,342)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIALS.

2050 MOTORS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months ended 2014	March 31, 2013

REVENUES	$-	$-

EXPENSES
Administrative	2,422	232
Professional fees	8,350	10,587

TOTAL EXPENSES	10,772	10,819

OTHER INCOME (EXPENSE):
Interest expense	708	708

LOSS BEFORE TAXES	(11,480)	(11,527)

INCOME TAX EXPENSE	800	800

NET LOSS	$(12,280)	$(12,327)

NET INCOME (LOSS) PER COMMON SHARE
Basis and diluted	0	0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,248,337	22,248,337

SEE ACCOMPANYING NOTES TO FINANCIALS.

2050 MOTORS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months ended 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,280)	$(12,327)

Adjustments to reconcile net loss to net Cash provided by operations:

Changes in liabilities:
Increase in accrued expenses and interest	7,708	10,820

Net cash used in operating activities	(4,572)	(1,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	4,572	1,507

Net cash provided by financing activities	4,572	1,507

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Income taxes paid	$800	$800

Interest paid	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIALS.

2050 MOTORS, INC.

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

During interim periods, management follows the accounting policies set forth in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and apply appropriate interim financial reporting standards for a fair statement of Company’s operating results and financial position in conformity with accounting principles generally accepted in the United States of America, as codified by the Financial Accounting Standards Board (FASB) in the Accounting Standards Codification (ASC) (referred to herein as U.S. GAAP), as indicated below. Users of financial information produced for interim periods are encouraged to read this Quarterly Report on Form 10-Q in conjunction with Company’s financial statements and notes thereto filed with the Securities and Exchange Commission (SEC) in Company’s 2012 Annual Report on Form 10-K.

Interim financial reporting standards require management to make estimates that are based on assumptions regarding the outcome of future events and circumstances not known at that time. Inevitably, some assumptions will not materialize, unanticipated events or circumstances may occur which vary from those estimates and such variations may significantly affect Company’s future results.

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of; (i) the condensed statements of operations for the three month periods ended March 31, 2014 and 2013; (ii) the condensed balance sheets at March 31, 2014 and December 31, 2013; and (iii) the condensed statements of cash flows for the three month periods ended March 31, 2014 and 2013. However, the accompanying unaudited condensed financial statements do not include all information and notes required by U.S. GAAP. The condensed consolidated balance sheet, included in this report, as of December 31, 2013 was derived from Company’s 2013 audited financial statements, but does not include all disclosures required by U.S. GAAP.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) that contemplate continuation of the Company as a going concern. During the three months ended March 31, 2014, the Company incurred a net loss of $12,280. In addition, the Company had an accumulated deficit of $8,458,954 as of March 31, 2014. The Company has not earned any significant revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development Costs – The Company expenses research and development costs as incurred. The Company had no such expenses for the three month periods ended March 31, 2014 and 2013.

Advertising Costs – Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three months ended March 31, 2014 and 2013, respectively.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share – Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding including potentially dilutive securities such as options, warrants and convertible debt.

Impairment of Long-Lived Assets and Assets – The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less that the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the three months ended March 31, 2014 and 2013.

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

Fair Value of Financial Instruments – The carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at March 31, 2014 and December 31, 2013 approximated fair value due to their short maturity or nature.

Concentration of Credit Risk – Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents. At March 31, 2014 and December 31, 2013 the Company had no cash and cash equivalents.

4. RELATED PARTY TRANSACTIONS

The majority stockholder has advanced the Company funds to bring it into compliance with various regulations and tax laws. During the three month periods ended March 31, 2014 and 2013, this stockholder advanced $4,572 and $1,507, respectively. The advances are due upon demand and bear no interest. As of March 31, 2014 and December 31, 2013 the outstanding balance was $46,058 and $41,486, respectively.

5. CONVERTIBLE NOTE PAYABLE

On September 14, 2012, the Company acknowledged and formalized monies advanced to the Company over the past three years by entering into a 6% convertible promissory note in favor of Alfred Booth, Jr. in the principal amount of $47,199, which was the outstanding balance owed to Mr. Booth as of June 30, 2012. The entire note balance plus accrued interest of $4,365 was outstanding as of March 31, 2014.

6. SUBSEQUENT EVENTS

On January 30, 2014, the Company entered into an agreement and plan of reorganization (the “Reorganization”) by and among the Company, 2050 Motors, Inc. and certain shareholders of 2050 Motors, Inc. On May 2, 2014, the transactions contemplated by the Reorganization closed (the “Closing”). Pursuant to the Reorganization the shareholders representing 100% of 2050 Motors, Inc. issued and outstanding shares of common stock exchanged their shares for 24,994,670 shares of the Company’s common stock. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors was either accredited or sophisticated and familiar with Company’s operations.

The following table sets forth selected pro-forma financial data as of March 31, 2014 assuming the acquisition occurred on January 1, 2014.

	Zegarelli Group	2050	Pro Forma	Pro Forma
	International, Inc.	Motors, Inc.	Adjustments	Combined

Operating Revenue	$-	$-	$-	$-
Operating Expenses	$10,772	$55,596	$-	$66,368
Interest Expenses	$708	$-	$-	$708
Income Taxes	$800	$-	$-	$800
Net Loss	$12,280	$55,965	$-	$68,245

Current Assets	$-	$216,346	$-	$216,346
Other Assets	$-	$140,600	$-	$140,600
Accrued Expenses	$11,365	$-	$(7,436)	$3,929
Related Party Liabilities	$93,257	$763	$(93,257)	$763

Total Stockholders’ Equity (Deficit)	$(104,622)	$356,183	$105,385	$356,946

On May 2, 2014, in accordance with the Reorganization the shareholder of 2050 Motors, Inc. became the owners of approximately 82% of the issued and outstanding common stock of the Company. As a result of the Reorganization, the Company acquired the operations and assets of 2050 Motors, Inc.

On May 2, 2014, in connection with the Reorganization, Michael Hu became a member of the Company’s Board of Directors, President and Chief Financial Officer. In addition, also on May 2, 2014, in connection with the Reorganization, Bernd Schaefers became a director and secretary and Mark R. Edwards, Ph.D. became a director.

Upon the appointment of the three new directors, Mr. Alfred E. Booth, Jr, resigned as a director and officer of the Company and Ms. Zegarelli and Ms. Booth also resigned as directors and/or officers of the Company.

In connection with the transactions described above, effective on May 2, 2014, amendments to the Company’s Article of Incorporation changing the Company’s name to 2050 Motors, Inc. effectuating a 1-for-4 reverse stock split and increasing the Company’s authorized common stock from 25,000,000 shares to 100,000,000 shares.

In connection with the reorganization, the Company agreed to issue 106,000 restricted shares of Company’s common stock to Mr. Booth in exchange for the cancellation of the total outstanding liabilities owed to Mr. Booth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

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

We believe we will be able to meet these costs through additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. During the three months ended March 31, 2014, our CEO and President, Alfred Booth, loaned us $4,572.

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

3

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

4

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 2, 2014, in accordance with the close of an Agreement and Plan of Reorganization the shareholders representing 100% of 2050 Motors, Inc.’s issued and outstanding shares of common stock exchanged their shares for 24,994,670 shares of the Company’s post split common stock. The issuances were exempt from registration pursuant to Section 4(2) and/or Regulation D of the Securities Act of 1933, and each of the investors was either accredited or sophisticated and familiar with the Company’s operations.

In addition, in connection with the acquisition, the Company agreed to issue 106,000 restricted shares of Company’s common stock to Mr. Booth, its former director and President, in exchange for the cancellation of the total outstanding liabilities owed to Mr. Booth of approximately

106,000.

All of the shares issued, or to be issued above are “Restricted Securities” and all stock certificates were affixed with legends restricting sales and transfers. See Item 5 for more information.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 2, 2014 (the “Closing”), pursuant to an Agreement and Plan of Reorganization (the “Acquisition Agreement”), the Company acquired all of the issued and outstanding capital stock of 2050 Motors, Inc. (“2050 Motors”) in exchange for 24,994,670 shares of the Company’s common stock. As a result of the acquisition, 2050 Motors became a wholly-owned subsidiary of the Company and its operations and assets became the sole business of the Company and its shareholders became the owners of approximately 82% of the Company’s common stock.

In accordance with the Acquisition Agreement the following actions were taken and became effective on May 2, 2014:

A one for four (1:4) reverse stock split (the “Reverse Stock Split”). This Reverse Stock Split caused the total number of shares of common stock outstanding before the Closing to be 5,563,259 and 30,557,929 after the Closing.

Amendment to the Company’s Certificate of Incorporation to i) increase the authorized common stock to 100,000,000 shares, and

Amendment to the Company’s Certificate of Incorporation changing the Company’s name from Zegarelli Group International, Inc. to 2050 Motors, Inc., to better reflect the business of the Company.

On May 2, 2014, in connection with the Acquisition Agreement, Mr Booth, Ms. Zegarelli and Ms. Booth resigned as directors and/or officers and Michael Hu became a member of our Board of Directors, President and Chief Financial Officer, and Mr. Bernd Schaefers became a director and Secretary and Mark R. Edwards, Ph.D. became a director.

Furthermore, in connection with the acquisition, the Company agreed to issue 106,000 restricted shares of Company’s common stock to Mr. Booth in exchange for the cancellation of the total outstanding liabilities owed to Mr. Booth.

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

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2050 MOTORS, INC.

Date: May 20, 2014	/s/ Michael Hu
Michael Hu, President (Principal Executive Officer)

Date: May 20, 2014	/s/ Michael Hu
Michael Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

6

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

7