Form 10-Q
period 2014-06-30
2050 MOTORS, INC.
filed 2014-08-19
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-192227

2050 MOTORS, INC.

(Exact name of small business issuer as specified in its charter)

CALIFORNIA	5511	95-4040591
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

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

The number of shares of Common Stock, no par value, of the registrant outstanding at August 18, 2014, was 31,429,027.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2014

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

2050 Motors, Inc.

(A development stage company)

Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets

Current assets:
Cash	$114,237	$261,911
Prepaid rent	-	9,100

Property and equipment, net	33,989	-

Other assets:
Vehicle deposits	86,000	86,000
Other deposits	4,600	2,400
License	50,000	50,000
Total other assets	140,600	138,400
Total assets	$288,827	$409,411

Liabilities and stockholders’ equity

Commitments and contingencies

Current Liabilities
Accounts payable	$1,506	$-
Loans payable to related parties	50,763	1,763
Total current liabilities	52,269	1,763

Stockholders’ equity
Authorized: 100,000,000 shares at June 30, 2014 and December 31, 2013, issued and outstanding: 30,662,749 at June 30, 2014 and 5,562,084 at December 31, 2013	912,950	908,450
Accumulated deficit	(676,392)	(500,802)

Total stockholders’ equity	236,558	407,648
Total liabilities and stockholders’ equity	$288,827	$409,411

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

(A development stage company)

Condensed Statements of Operations

(unaudited)

					Cumulative
	Three Month Ended		Six Month Ended		from Inception
	June 30,	June 30,	June 30,	June 30,	(November 1, 2012)
	2014	2013	2014	2013	to June 30, 2014

Operating revenue	$-	$-	$-	$-	$-

Operating expenses:

General and administrative expenses	119,625	20,873	175,590	20,873	676,392

Net loss from operations	(119,625)	(20,873)	(175,590)	(20,873)	(676,392)

Provision for income taxes	-	-	-	-	-

Net loss	$(119,625)	$(20,873)	$(175,590)	$(20,873)	$(676,392)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common equivalent shares outstanding, basic and diluted (1)	21,836,142	5,562,084	13,744,069	5,562,084

(1) Earning Per Share and weighted average Shares outstanding have been restated to reflect a 1 for 4 stock split in May 2014.

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

(A development stage company)

Condensed Statements of Cash Flows

(unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	from Inception
	June 30,	June 30,	(November 1, 2012)
	2014	2013	to June 30, 2014

Cash flows provided by (used for) operating activities:
Net loss	$(175,590)	$(20,873)	$(675,076)

Adjustments to reconcile net profit to net cash provided by (used for) operating activities:
Depreciation	2,347	-	2,379
Issuance of common stock for services and consultants	1,500	-	414,600

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Deposits	(2,200)	(2,200)	(4,600)
Prepaid rent	9,100	6,900	-
Accounts payable	1,506	-	1,506

Total adjustment	12,253	4,700	413,885

Net cash used for operating activities	(163,337)	(16,173)	(261,191)

Cash flows provided (used) for investing activities:
Deposit for investment in vehicles	-	-	(86,000)
Purchase of property and equipment	(36,336)	-	(37,685)
Investment in license	-	-	(50,000)

Net cash used for investing activities	(36,336)	-	(173,685)

Cash flows provided (used) by financing activities:
Proceeds from related party advances	50,000	-	130,063
Payments made on related party advances	(1000)	(1000)	(79,300)
Proceeds from issuance of common stock	3,000	-	498,350

Net cash provided by financing activities	52,000	(1,000)	549,113

Net decrease in cash	(147,674)	(17,173)	114,237
Cash, beginning of year	261,911	-	-

Cash, end of period	$114,237	$4,627	$114,237

Supplemental disclosure of cash flow information -
Income tax payment	$-	$-	$-
Interest payment	$-	$-	$-
Issuance of common stock for debt	$106,000	$-	$106,000

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

(A Development Stage Company)

Notes To Financial Statements (Unaudited)

2050 Motors, Inc., (the “Company”) is a high-tech development stage company formed to import, market, and sell electric cars manufactured in China. 2050 Motors has entered into an agreement with Jiangsu Aoxin New Energy Automobile Co., Ltd., located in Jiangsu, China (“Aoxin”), for the distribution in the United States of a new electric automobile, known as the e-Go EV.

1. DEVELOPMENT STAGE

The Company is in the development stage, it has not generated any revenues from operations, it has no assurance of any future revenues or its ability to obtain additional capital to fund future acquisitions, or, if such funds might be available, that they will be obtainable on terms satisfactory to the Company.

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations, positive cash flows, and the successful distribution of the vehicles in the USA markets. Management’s plan is to aggressively pursue its present business plan. Since inception the Company has funded its operations through the issuance of common stock and related party funding and advances, and will seek additional debt or equity financing as required.. However, there can be no assurance that the Company would be successful in raising such additional funds. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

2050 Motors, Inc.

(A Development Stage Company)

Notes To Financial Statements (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time products are shipped. The Company performs ongoing credit evaluations of its customers’ financial condition and records a reserve for sales returns and allowances based on the historical rate of returns on its products. For the six month periods ended June 30, 2014 and 2013, the Company had not recognized any revenue.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development cost amounted to $0 for the three and six months ended June 30, 2014 and 2013 and the period from November 1, 2012 (date of inception) to June 30, 2014, respectively.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three and six months ended June 30, 2014 and 2013 and the period from November 1, 2012 (date of inception) to June 30, 2014, respectively.

Property and Equipment

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

Depreciation for the three and six month periods ended June 30, 2014 totaled $2,347 and $0, respectively. No depreciation expenses were recognized for the three and six month periods ended June 30, 2013.

2050 Motors, Inc.

(A Development Stage Company)

Notes To Financial Statements (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the three and six months ended June 30, 2014, the period from November 1, 2012 (date of inception) to June 30, 2014, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods. There were no warrants, options, or other stock equity outstanding as of June 30, 2014.

Impairment of Long-Lived Assets and Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is les s than the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the three and six month ended June 30, 2014.

Concentration of Credit Risk

Cash and cash equivalents are mainly maintained by one highly qualified institution in the United States. At various times such amounts are in excess of federally insured limits.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes . This statement requires an asset and liability approach for accounting for income taxes. The accounting principles generally accepted in the United States of America provides accounting and disclosure guidance about positions taken by an entity in its tax returns that might be uncertain.

The accounting principles generally accepted in the United States of America provides accounting and disclosure guidance about positions taken by an organization in its tax returns that might be uncertain. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company files income tax returns in the U.S. and various state jurisdictions. The Company is subject to examinations by U.S. Federal and State tax authorities from 2012 (inception) to the present, generally for three years after they are filed.

2050 Motors, Inc.

(A Development Stage Company)

Notes To Financial Statements (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Risk

Any significant changes in foreign currency exchange rates may have significant impact on Company’s future financial statements upon fulfilling certain purchase commitments in accordance to the license agreement disclosed in Note 7.

Recent Accounting Pronouncement

On January 1, 2013, the Company adopted the new accounting standard that requires disclosures about off setting and related arrangements for derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The adoption of this accounting standard did not have any impact on the Company’s financial statements.

On January 1, 2013, the Company adopted the new accounting standard that provides the option to evaluate qualitative factors to determine whether a calculated impairment test for indefinite-lived intangible assets is necessary. The adoption of this accounting standard did not have any impact on the Company’s financial statements.

In February 2013, the FASB issued a new accounting standard that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This new accounting standard is effective as of January 1, 2014. The adoption of this accounting standard did not have any impact on the Company’s financial statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard is effective as of January 1, 2014 and is consistent with the Company’s present practice.

3. VEHICLE DEPOSITS

2050 Motors purchased three prototype test models for delivery into the United States. One will undergo an advanced crash test known in the Automobile Safety Industry as the “overlap crash test” designed by the Insurance Institute for Highway Safety. The other two will be used for marketing and sales purposes . Actual production line models are not expected to be deliverable until the fourth quarter of 2014.

The total purchase price for these three vehicles was $86,000. This was paid by 2050 Motors in increments of $25,800 on August 20, 2013 and $60,200 on December 4, 2013.

2050 Motors, Inc.

(A Development Stage Company)

Notes To Financial Statements (Unaudited)

4. LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the e-Go EV model. The cost of this license agreement has been recognized as a long-term asset and is evaluated, by management, for impairment losses at each reporting period.

5. SHORT-TERM ADVANCES

On June 30, 2014, the Company borrowed $50,000 from a third party. The loan bears 12% interest and matures on August 30, 2014. The entire balance was outstanding as of June 30, 2014.

During the year ended December 31, 2013, a third party advanced funds to the Company for the amount of $40,067. The advance is due upon demand and bears no interest. As of June 30, 2014 and December 31, 2013, the outstanding balance due to this third party was $763, and $1,763, respectively.

6. COMMITMENTS AND CONTINGENCIES

In November 2013, the Company signed a new facility lease for $2,400 per month. The lease term commenced on December 15, 2013 and will expire on December 30, 2015.

Effective January 1, 2014, the Company is subleasing a temporary office facility in California from two shareholders. The monthly lease amount is $1,900 per month. The lease term ends on August 20, 2014.

Effective March 1, 2014, the Company signed a four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month.

Rent expenses were $19,500 and $32,400 for the three and six months ended June 30, 2014. The Company did not recognize any rent expenses for the three and six months period ended June 30, 2013.

The minimum aggregate payments due under this lease are as follows

Years ending December:

2014	$30,800
2015	55,200
2016	33,000
$119,000

2050 Motors, Inc.

(A Development Stage Company)

Notes To Financial Statements (Unaudited)

6. COMMITMENTS AND CONTINGENCIES (Continued)

According to the license agreement signed between the Company and Aoxin, in order to maintain exclusive rights for the United States (US), the Company is required to purchase and sell certain amount of e-Go EV model vehicles per year for a certain period of time starting from the completion of the requirements established by the United States Department of Transportation’s protocols for the e-Go EV model. The table below demonstrates the required amount of vehicles that the company needs to sell per year.

First year	2,000
Second year	6,000
Third year	12,000
Fourth year	24,000
Fifth year	48,000
92,000

 As part of the license agreement, the Company is committed to pay expenses related to any required airbag testing procedures. The cost of these airbags could be as little as $500,000 or as much as $2 million.

The Company may from time to time, become a party to various legal proceedings , arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of June 30, 2014.

7. EQUITY

On May 2, 2014, Zegarelli Group International (“Zegarelli”) (OTCBB:ZEGG), signed an Agreement of Reorganization (the “Acquisition Agreement”) with 2050 Motors, Inc., and certain stockholders of 2050 Motors, Inc. whereby Zegarelli acquired all of the issued and outstanding shares of 2050 Motors, Inc. common stock in exchange for 24,994,665 shares of Zegarelli common stock, and the 2050 Motors, Inc. stockholders became the majority owners of Zegarelli. In conjunction with this announcement, Zegarelli filed a Schedule 14F-1 with the U.S. Securities and Exchange Commission (“SEC”) relating to the change in the majority of its board of directors to a group of directors designated by 2050 Motors, Inc. In accordance with the close of the transaction Zegarelli changed its name to 2050 Motors, Inc., and affect a reverse stock split of one for four, reducing its total issued and outstanding shares to 5,668,084 shares prior to the exchange of shares with 2050 Motors, Inc.

8. SUBSEQUENT EVENT

On June 24, 2014, the Board of Directors approved to reserve 1.5 million shares of Company’s common stock to be offered at $0.35 per share to certain private investors. The amount of reserved shares was increased from 1.5 million to 3.5 million on July 14, 2014.

In July 2014, the Company issued 838,357 shares of Company’s common stock for $0.35 per share to private investors.

In July 2014, the Company issued 32,000 shares for $11,200 of marketing services rendered to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Plan of Operation

Prior to the completion of the acquisition of 2050 Motors, Inc., a Nevada corporation, (“2050 Motors”) on May 2, 2014, the Company was a public “shell” company with nominal assets whose sole business was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the transaction with 2050 Motors, the Company’s business became the business of 2050 Motors, which is the Company’s sole operating subsidiary. Our principal business objective for the next 12 months will be to achieve long-term growth through 2050 Motors.

The Company completed the acquisition of all of the issued and outstanding capital stock of 2050 Motors on May 2, 2014. The acquisition was effected pursuant to the terms of a Plan and Agreement of Reorganization (the “Agreement”) entered into on February 5, 2014, by and between the Company, 2050 Motors and Certain Shareholders of 2050 Motors. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of 2050 Motors in exchange for 24,994,670post-split shares of the Company’s common stock (aggregating approximately 82% of its issued and outstanding common stock).

2050 Motors principal activity is the importation and the marketing and selling of electric automobiles. 2050 Motors, Inc. has an exclusive license, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the US Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle design and electric light truck, manufactured by Jiangsu Aoxin New Energy Automobile Co., LTD (“Aoxin Automobile”) located in the Peoples Republic of China (“PRC”). Aoxin Automobile is a wholly-owned subsidiary of Dongfeng Motors Corporation (“Dongfeng Motor”) which is one of the largest automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motors to develop and manufacture a lightweight, super-efficient, carbon fiber e-Go EV electric car (“e-Go EV”).

The e-Go EV is a unique concept electric vehicle. It will be the only production line electric vehicle with a carbon fiber body manufactured by a new process that uses robotics to produce parts, which significantly reduces the production time and cost of carbon fiber components. The carbon fiber composite material is five times stronger than steel, and one third the weight.

The exclusive license contract between 2050 Motors and Aoxin Automobile requires that 2050 Motors complete US crash testing according to US Department of Transportation (“DOT”) safety standards. 2050 Motors has entered into negotiations with Calspan Corporation (‘Calspan”). Calspan is committed to the evolution of safety in the air and on the ground, and has assisted in developing new aircraft; training world-class test pilots; performing ground-breaking automobile accident research; and contributing to safety innovations on the ground and in the air over its 70-year history. It’s important to note that one of the three demonstration vehicles that will be shipped to the United States by June 2014 will be used to evaluate this overlap crash test at Calspan’s facilities during the summer of 2014. This will be a definitive evaluation of the effectiveness of the design modifications incorporated into the e-Go EV vehicle. There is no assurance that the e-Go EV will pass this crash test in June 2014 or at any other time.

2050 Motors intends to import all vehicles completely fabricated and assembled in China from Aoxin Automobile. 2050 Motors will market the e-Go EV vehicles in designated markets and is not expected to need any raw materials, components or equipment, except spare parts which will be supplied by Aoxin Automobile. However, the e-Go EV and all of its parts and equipment must be DOT approved. After the demonstration vehicles are delivered to the USA, some of the existing parts of the e-Go EV may or may not meet DOT specifications. Aoxin Automobile has made every effort to build the e-Go EV according to American standards. However, there is no certainty that all the parts will be DOT approved. 2050 Motors may elect to secure replacement parts here in the USA or in China for installation either in the United States or in China, if required.

2050 Motors intends to initially sell the e-Go EV to a network of customers primarily in the Las Vegas, Nevada area. 2050 Motors plans to establish a service and parts center, which would be separate from the Showroom. The Showroom facility will be at an area with high volume of people in Las Vegas, were visitors to the city can directly view the e-Go EV. 2050 Motors may also elect to sell the e-Go EV at selected distributors in the Las Vegas Area, which have already provided letters of interest to sell our vehicles. 2050 Motors’ initial plan is not to sell the vehicle outside of the Las Vegas vicinity, consisting of an area within a radius of 100 miles. This is the Company’s current marketing plan in order to effectively market to and support people that work in Las Vegas and/or live in Las Vegas, which in Las Vegas metro area the population equals 1.9 million.

2050 Motors is a development stage company with no operating history and may never be able to carry out its business plan or achieve any revenues or profitability. 2050 Motors was established in October 2012 and it has not generated any revenues nor has it realized a profit from its operations to date, and there is little likelihood that it will generate any revenues or realize any profits in the short term. Any profitability in the future from its business will be dependent upon the successful marketing and sales of the e-Go EV. 2050 Motors may not be able to successfully carry out its business plan. There can be no assurance that it will ever achieve any revenues or profitability. Accordingly, its prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the automobile industry, and therefore it is a highly speculative venture involving significant financial risk.

We are completely dependent on Aoxin Automobile to supply us with the e-Go EV and other trucks and automobiles and parts and components thereto. The inability of Aoxin Automobile to continue to deliver, or their refusal to deliver such vehicles and parts at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results. Changes in business conditions, global financial instability, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect Aoxin Automobile’s ability to deliver vehicles and/or parts on a timely basis and cause material adverse consequences to 2050 Motors.

Research by Aoxin Automobile over the past five years developed this advanced all-electric vehicle. The e-Go EV is a five passenger sedan which weighs only 1,400 lbs with its battery pack included. It will be the first vehicle of this advanced type to be sold for distribution at a price of less than $35,000.

The body components are built out of carbon fiber which is five times stronger than steel and one third its weight constructed over a strong ultralight aluminum frame chassis and race car suspension. This ensures that the vehicle will be the safest and strongest ever built for the consumer market. It will also be the most efficient vehicle ever built, capable of achieving 200+ miles to the gallon energy equivalent.

2050 Motors projects expenses associated with its business over the remainder of 2014 to be approximately $385,000.

Costs and Resources

The Company believes that its current capital resources and current funding will enable it to maintain its current and planned operations through the next 6 months. The Company anticipates, however, that it will need to raise additional capital in order to sustain and grow its operations over the next few years.

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Results of Operation for the six months ended June 30, 2014 and 2013

During the six months ended June 30, 2014 and 2013, the Company had no revenues. During the six months ended June 30, 2014, the Company incurred general and administrative expenses of $175,590 consisting primarily of operational expenses of 2050 Motors and professional fees related to preparation of the Company’s 10-K and 10-Q and acquisition costs relating to the reorganization with 2050 Motors. During the six months ended June 30, 2013 the Company incurred travel and professional expenses of $20,873. These operating expenses combined with a lack of revenues resulted in net losses of $175,590 and $20,873 for the periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014 the Company had stockholders’ equity of $236,558 compared to a stockholders’ equity of $407,648 as of December 31, 2013.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of June 30, 2014, we had an accumulated deficit of $676,392. As of June 30, 2014, we had cash of $114,237 and working capital of $61,968.

To date, we have funded our operations through short-term debt and equity financing. Recently we borrowed $75,000 as an advance from our largest stockholder and in July, 2014, the Company closed a private placement with the receipt of aggregate proceeds of $293,425 from the sale of 838,357 shares of its common stock at $0.35 per share. The proceeds from the sale of equity were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market and sell electric automobiles.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our automobile business. However, we do not expect to start generating revenues from our operations for another 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are effective in timely alerting them to material information relating to 2050 Motors, Inc. required to be included in our Exchange Act filings.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July, 2014, the Company sold 338,357 shares of its common stock to seven accredited investors, for gross proceeds of $293,425.

On July 10, 2014, the Company sold 500,000 of its common shares to two accredited investors for gross proceeds of $175,000. In addition the two investors were offered to purchase collectively an additional 1,500,000 shares for $0.35 per share for an aggregate amount of $525,000. The offer to purchase expires on October 8, 2014.

On July 9, 2014, the Company issued 32,000 shares for $11,200 of marketing services rendered to the Company.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. Each prospective investor was given the Company’s Form 10, Form 10-Q and Forms 8-k previously filed with the SEC. These filings included all material aspects of an investment in us, including the business, management, offering details, risk factors and consolidated financial statements. It is the belief of management that each of the individuals who invested has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment and therefore did not need the protections offered by registering their shares under Securities and Act of 1933, as amended. Each investor completed a Stock Purchase Agreement and/or Subscription Agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculaton Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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

2050 MOTORS, INC.

Date: August 19, 2014	/s/ Michael Hu
Michael Hu, President
(Principal Executive Officer)

Date: August 19, 2014	/s/ Michael Hu
Michael Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculaton Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

