Form 10-Q
period 2014-09-30
2050 MOTORS, INC.
filed 2014-11-14
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares of Common Stock, no par value, of the registrant outstanding at November __, 2014, was 33,392,393.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2014

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 Motors, Inc.

Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets

Current assets:
Cash	$682,040	$261,911
Prepaid rent	-	9,100

Property and equipment, net	51,527	-

Other assets:
Vehicle deposits	86,000	86,000
Other deposits	4,600	2,400
License	50,000	50,000
Total other assets	140,600	138,400
Total assets	$874,167	$409,411

Liabilities and stockholders’ equity

Commitments and contingencies

Current Liabilities
Accounts payable	$12,322	$-
Accrued interest on loans payable	526	-
Loans payable to related parties	100,763	1,763
Total current liabilities	113,611	1,763

Stockholders’ equity
Common stock; no par value authorized: 100,000,000 shares at September 30, 2014 and December 31, 2013 issued and outstanding: 32,630,249 at September 30, 2014 and 5,562,084 at December 31, 2013	1,601,575	908,450
Accumulated deficit	(841,019)	(500,802)
Total stockholders’ equity	760,556	407,648
Total liabilities and stockholders’ equity	$874,167	$409,411

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Operating revenue	$-	$-	$-	$-

Operating expenses:

Total operating expenses	164,626	13,468	340,217	34,341

Net loss from continuing operations	(164,626)	(13,468)	(340,217)	(34,341)

Provision for income taxes	-	-	-	-

Net loss	$(164,626)	$(13,468)	$(340,217)	$(34,341)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common equivalent shares outstanding, basic and diluted (1)	31,743,131	5,562,084	19,809,687	5,562,084

(1) Earnings per share and weighted average shares outstanding have been restated to reflect a 1 for 4 stock split in May 2014.

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013

Cash flows provided by (used for) operating activities:

Net loss	$(340,217)	$(34,341)

Adjustments to reconcile net profit to net cash provided by (used for) operating activities:
Depreciation	6,109	-
Issuance of common stock for services and consultants	12,700	-

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Deposits	(2,200)	-
Prepaid rent	9,100	-
Accrued interest on loans payable	526	-
Accounts payable	12,322	-

Net cash used for operating activities	(301,660)	(34,341)

Cash flows provided (used) for investing activities:
Deposit for investment in vehicles	-	(25,800)
Purchase of property and equipment	(57,636)	-
Investment in license	-	(25,000)

Net cash used for investing activities	(57,636)	(50,800)

Cash flows provided (used) by financing activities:
Proceeds from related party advances	150,000	25,000
Payments made on related party advances	(51,000)	(300)
Proceeds from issuance of common stock	680,425	65,500

Net cash provided by financing activities	779,425	90,200

Net increase in cash	420,129	5,059
Cash, beginning of year	261,911	-

Cash, end of period	$682,040	$5,059

Supplemental disclosure of cash flow information -
Income tax payment	$-	$-
Interest payment	$411	$-

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. BUSINESS

2050 Motors, Inc., (the “Company”) was formed to import, market, and sell electric cars manufactured in China. 2050 Motors has entered into an agreement with Jiangsu Aoxin New Energy Automobile Co., Ltd., located in Jiangsu, China (“Aoxin”), for the distribution in the United States of a new electric automobile, known as the e-Go EV.

2. GOING CONCERN

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations, positive cash flows, and the successful distribution of the vehicles in the USA markets. Management’s plan is to aggressively pursue its present business plan. Since inception the Company has funded its operations through the issuance of common stock and related party funding and advances, and will seek additional debt or equity financing as required. However, there can be no assurance that the Company would be successful in raising such additional funds. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed balance sheets at September 30, 2014 and December 31, 2013; (ii) the condensed statements of operations for the three and nine month periods ended September 30, 2014 and 2013; and (iii) the condensed statements of cash flows for the nine month periods ended September 30, 2014 and 2013. However, the accompanying unaudited condensed financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed balance sheet, included in this report, as of December 31, 2013 was derived from our 2013 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2050 Motors, Inc. Form 8-K filed with the U.S. Securities and Exchange Commission on May 8, 2014.

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three and nine months ended September 30, 2014 and 2013, respectively.

2050 Motors, Inc.

Notes to Condensed Financial Statements (Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Depreciation for the three and nine month periods ended September 30, 2014 totaled $3,762 and $6,109, respectively. No depreciation expense was recognized for the three and nine month periods ended September 30, 2013.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the three and nine months ended September 30, 2014, and 2013, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti- dilutive during those periods. There were no warrants, options, or other stock equity outstanding as of September 30, 2014 and 2013.

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

In June 2014, FASB issued amendment 2014-10 that eliminates certain financial reporting requirements for Development Stage Entities. This amendment is effective for annual reporting periods beginning after December 15, 2014 and interim periods therein. Early application is permitted. The Company adopted this amendment effective July 1, 2014 by removing the following disclosures:

a)	Presentation of inception-to-date information in the statement of income, cash flows and shareholder equity.

b)	Labeling the financial statements as those of a development stage entity.

c)	Description of the development stage activities in which the entity is engaged.

2050 Motors, Inc.

Notes to Condensed Financial Statements (Unaudited)

4. VEHICLE DEPOSITS

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

5. LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the e-Go EV model. The cost of this license agreement has been recognized as a long-term asset and is evaluated, by management, for impairment losses at each reporting period.

6. SHORT-TERM ADVANCES

On June 30, 2014, the Company borrowed $50,000 from a shareholder. The loan bears 12% interest. The entire amount plus interest was fully paid on July 25, 2014.

On August 29, 2014 and September 30, 2014, the Company issued two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and mature on February 28, 2015 and March 30, 2015, respectively. The entire balances plus accrued interest were outstanding as of September 30, 2014.

During the year ended December 31, 2013, a third party advanced funds to the Company for the amount of $40,067. The advance is due upon demand and bears no interest. As of September 30, 2014 and December 31, 2013, the outstanding balance due to this third party was $763, and $1,763, respectively.

7. COMMITMENTS AND CONTINGENCIES

In November 2013, the Company signed a new facility lease. The lease term commenced on December 15, 2013 and will expire on December 30, 2015.

Effective January 1, 2014, the Company is subleasing a temporary office facility in California from two shareholders. The monthly lease amount is $1,900 per month. The lease is currently on a month-to-month basis.

Effective March 1, 2014, the Company signed a four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month.

Rent expense was $19,500 and $51,900 for the three and nine months ended September 30, 2014. The Company did not recognize any rent expense for the three and nine months ended September 30, 2013.

2050 Motors, Inc.

Notes to Condensed Financial Statements (Unaudited)

7. COMMITMENTS AND CONTINGENCIES (Continued)

The minimum aggregate payments due under this lease are as follows:

Years ending December:

2014	$69,800
2015	55,200
2016	26,400
2017	4,400
$155,800

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

The Company may from time to time, become a party to various legal proceedings arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of September 30, 2014.

8. EQUITY

On May 2, 2014, Zegarelli Group International (“Zegarelli”) (OTCBB: ZEGG), signed an Agreement of Reorganization (the “Acquisition Agreement”) with 2050 Motors, Inc., and certain stockholders of 2050 Motors, Inc., whereby Zegarelli acquired all of the issued and outstanding shares of 2050 Motors, Inc. common stock in exchange for 24,994,665 shares of Zegarelli common stock, and the 2050 Motors, Inc. stockholders became the majority owners of Zegarelli. In conjunction with this announcement, Zegarelli filed a Schedule 14F-1 with the U.S. Securities and Exchange Commission (“SEC”) relating to the change in the majority of its board of directors to a group of directors designated by 2050 Motors, Inc. In accordance with the close of the transaction Zegarelli changed its name to 2050 Motors, Inc., and affect a reverse stock split of one for four, reducing its total issued and outstanding shares to 5,562,084 shares prior to the exchange of shares with 2050 Motors, Inc.

During the three months ended September 30, 2014, the Company issued 1,935,430 shares of company’s common stock for $0.35 per share for a total cash amount of $677,400.

During the three months ended September 30, 2014, the Company issued 32,070 shares of company’s common stock for $0.35 per share in return for consulting services.

9. SUBSEQUENT EVENT

On October 15, 2014, the Company signed a memorandum of understanding to sell ten (10%) of Company’s equity stock to Yancheng Municipal State-owned Asset Investment Group. Co. Ltd (YMSIG), an investment and property development company. YMSIG has agreed to purchase 3,750,000 shares of Company’s common stock for a purchase price of $0.75 cents per share for a total amount of $2,812,500. The purchase by YMSIG of a 10% equity position of 2050 Motors must be approved by officials in China.

In October 2014, the Company issued 762,143 shares of the Company’s common stock for $0.35 per share to three private investors.

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

2050 Motors projects expenses associated with its business over the next 6 months to be approximately $1,000,000.

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

Results of Operation for the three months ended September 30, 2014 and 2013

During the three months ended September 30, 2014 and 2013, the Company had no revenues. During the three months ended September 30, 2014, the Company incurred operating expenses of $164,626 consisting primarily of consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the three months ended September 30, 2013 the Company incurred operating expenses of $2,998 consisting primarily of expenses related to the Company’s search for a suitable business to acquire as well as professional expenses related to the Company’s SEC compliance with its reporting obligations. These operating expenses combined with a lack of revenues resulted in net losses of $(164,000) and $(3,706) for the periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014 the Company had stockholders’ equity of $760,556 compared to a stockholders’ deficit of $(86,908) as of September 30, 2013. The increase in stockholders’ equity was due to the acquisition of 2050 Motors in May 2014 and private placements of securities of approximately $680,000 during the three months ended September 30, 2014.

Results of Operation for the nine months ended September 30, 2014 and 2013

During the nine months ended September 30, 2014 and 2013, the Company had no revenues. During the nine months ended September 30, 2014, the Company incurred operating expenses of $340,217 consisting primarily of consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the nine months ended September 30, 2013 the Company incurred operating expenses of $34,34 consisting primarily of expenses related to the Company’s search for a suitable business to acquire and entering into an agreement to acquire 2050 Motors as well as professional expenses related to the Company’s SEC compliance with its reporting obligations. These operating expenses combined with a lack of revenues resulted in net losses of $(340,217) and $(34,341) for the periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014 the Company had stockholders’ equity of $760,556 compared to a stockholders’ deficit of $(86,908) as of September 30, 2013. The increase in stockholders’ equity was due to the acquisition of 2050 Motors in May 2014 and private placements of securities of approximately $680,000.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of September 30, 2014, we had an accumulated deficit of $841,019. As of September 30, 2014, we had cash of $682,040 and working capital of $619,956.

To date, we have funded our operations through short-term debt and equity financing. From inception, we have borrowed approximately $150,000 as an advance from our largest stockholder. In May 2014, we agreed to issue 106,000 shares of common stock to Alfred E. Booth, Jr., our largest stockholder) in full satisfaction of $106,412, which was the total owed to Mr. Booth, Jr. as of that date. The Company completed private placements during the first nine months of 2014 with the receipt of aggregate proceeds of $677,400 from the sale of 1,935,430 shares of its common stock at $0.35 per share. The proceeds from the sale of equity were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market, develop and sell electric automobiles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 9, 2014, the Company issued 32,070 shares for $11,225 of marketing services rendered to the Company.

During the nine months ended September 30, 2014, the Company sold 1,935,430 shares of its common stock to fifteen accredited investors for gross proceeds of $677,400. The funds are being used to further the development and marketing of the Company’s electric car.

On October 2, 2014, the Company sold in a private placement 762,142 shares of its common stock to three accredited investors for gross proceeds of $266,750. The funds are being used to further the development and marketing of the Company’s electric car.

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

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

* Filed herewith.

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2050 MOTORS, INC.

Date: November 14, 2014	/s/ Michael Hu
Michael Hu, President (Principal Executive Officer)

Date: November 14, 2014	/s/ Michael Hu
Michael Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculaton Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

* Filed herewith.

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

