Form 10-K
period 2014-12-31
2050 MOTORS, INC.
filed 2015-03-31
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 0-192227

2050 MOTORS, INC.

(Exact name of small business issuer as specified in its charter)

California	95-4040591
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

3420 Bunkerhill Drive, Las Vegas, Nevada 89032

(Address of principal executive offices) (Zip Code)

(702)-591-6029

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 27, 2015 was $2,470,653.

As of March 27, 2015, there were 33,437,886 shares of Common Stock, no par value, outstanding.

Documents Incorporated By Reference. None.

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

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

History and Development of the Company

2050 Motors, Inc. has an exclusive license, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the US Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle design and electric light truck, manufactured by Jiangsu Aoxin New Energy Automobile Co., Ltd. (“Aoxin Automobile”) located in the People’s Republic of China (“PRC”). Aoxin Automobile was a wholly-owned subsidiary of Dongfeng Motor Corporation (“Dongfeng Motor”), which is one of the largest automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motor to develop and manufacture a lightweight, super-efficient, carbon fiber e-Go EV electric car (“e-Go EV”). Dongfeng Motor, over a five year period, invested a substantial amount of money to develop with the support of Italian engineers a new carbon fiber technology to produce carbon fiber parts at a significantly reduced cost. They also developed a lightweight aluminum racing frame to ultimately create the ultralight weight electric automobile known as the e-Go.

In 2014, Yancheng Municipal State-Owned Asset Investment Group, Co. Ltd. (YMSIG), an investment and property development company founded by the Yancheng Municipal Government, purchased Aoxin Automobile from Dongfeng Motor, Co. Ltd. YMSIG has made major investments in Aoxin, which funded on a fast track schedule the completion of the e-Go automobile manufacturing facility that culminated in a grand opening ceremony on January 20, 2015.

The e-Go EV is a unique lightweight carbon fiber electric vehicle built on an aluminum frame. It will be the only production line electric vehicle with a carbon fiber body manufactured by a new process that uses robotics to produce parts, which significantly reduces the production time and cost of carbon fiber components. The carbon fiber composite material is five times stronger than steel, and one third the weight.

In accordance with the exclusive license agreement signed with Aoxin Automobile, in order to maintain exclusive rights for the United States (USA), the Company is required to purchase and sell a certain amount of e-Go EV model vehicles per year for a certain period of time starting from the completion of the requirements established by the United States Department of Transportation’s (US DOT) protocols for the e-Go EV model. The required amount of vehicles that the company needs to sell per year are as follows: Year one-2,000 vehicles; Year 2-6,000 vehicles; Year 3-12,000 vehicles; Year 4-24,000 vehicles and Year 5-48,000 vehicles.

The exclusive license contract between 2050 Motors and Aoxin Automobile requires that 2050 Motors complete US crash testing according to US Department of Transportation (“US DOT”) safety standards. 2050 Motors has entered into negotiations with the Calspan Corporation (“Calspan”). Calspan is committed to the evolution of safety in the air and on the ground, and has assisted in developing new aircraft; training world-class test pilots; performing ground-breaking automobile accident research; and contributing to safety innovations on the ground and in the air over its 70-year history. Calspan has performed over 40,000 sled test operations for aircraft and 2,500 full-scale crash tests conducted on behalf of the US DOT.

Three demonstration vehicles will be shipped to the United States by June 2015 built from Aoxin’s new e-Go Production Plant completed in January 2015. 2050 Motors intends to eventually crash test eight (8) e-Go EV vehicles by the end of 2015. However, before this is done, design of the airbags must also be completed by Aoxin Automobile. Aoxin is currently designing an airbag system for the e-Go EV however 2050 Motors cannot predict at this time whether the airbag system will suffice for the US market and/or may require additional airbags for successful crash testing. In addition, Aoxin Automobile has stated that the e-Go EV will be equipped with US DOT approved parts and equipment; these are, windshield, tires, breaking system, etc. 2050 Motors does not know at the present time if all the equipment on the e-Go EV will be DOT compliant, and 2050 Motors may or may not have to re-equip the parts, if any, either in China or the United States.

During the year 2013, both the engineers in the United States and in China collaborated on many aspects of the e-Go EV to meet or surpass the US standards. These modifications have been incorporated into the e-Go EV. One of these modifications was to specifically address a new crash test which is not yet required in the United States. This test, created by the leading insurance industry group IIHS, is called the overlap test which insurance companies are trying to adopt into the standard automobile crash test program. The crash test consists of a vehicle to be submitted under new safety standards for front-end collisions in which 25% of the front end, on the driver’s side, strikes a 5-foot-tall barrier at 40 mph. The overlap test has proven to be very difficult for present automobiles on the road to pass. In fact, thirteen automobiles produced by the top end manufacturers such as Mercedes, Audi, etc., have either failed or done very poorly in this crash test sequence.

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

2050 Motors intends to initially sell the e-Go EV to a network of customers primarily in the Las Vegas, Nevada area. 2050 Motors plans to establish a service and parts center, which would be separate from the Showroom. The Showroom facility will be at an area with high volume of people in Las Vegas, where visitors to the city can directly view the e-Go EV. 2050 Motors may also elect to sell the e-Go EV at selected distributors in the Las Vegas Area, which have already provided letters of interest to sell our vehicles. 2050 Motors’ initial plan is not to sell the vehicle outside of the Las Vegas vicinity, consisting of an area within a radius of 100 miles. In the metropolitan area of Las Vegas the population is approximately 1.9 million people. This is the Company’s current marketing plan in order to effectively market to and support people that work and/or live in Las Vegas.

2050 Motors is a development stage company with no operating history and may never be able to carry out our business plan or achieve any revenues or profitability. 2050 Motors was established in October 2012 and it has not generated any revenues nor have we realized a profit from our operations to date, and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from its business will be dependent upon the successful marketing and sales of the e-Go EV. 2050 Motors may not be able to successfully carry out its business plan. There can be no assurance that it will ever achieve any revenues or profitability. Accordingly, its prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the automobile industry, and therefore it is a highly speculative venture involving significant financial risk.

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

2050 Motors has signed an exclusive Agreement with Aoxin Automobile for the sale of these vehicles in the United States. Phase I. Phase II will involve assembly of these vehicles in the United States, creating hundreds of American jobs after all State and Federal Standards and requirements have been met. Phase III, assembly and manufacturing of the complete vehicle in the United States, will occur after an established market is created in Phase I and Phase II, creating upwards of a thousand US jobs for each manufacturing facility.

Research by Aoxin Automobile over the past five years developed this advanced all-electric vehicle. The e-Go EV is a five passenger sedan which weighs only 1,450 lbs with its battery pack included. It will be the first vehicle of this advanced type to be sold in the price range of less than $35,000.

The body components are built out of carbon fiber which is five times stronger than steel and one third its weight constructed over a strong ultralight aluminum frame chassis and race car suspension. This ensures that the vehicle will be the safest and strongest ever built for the consumer market. It will also be the most efficient vehicle ever built, capable of achieving 150+ miles to the gallon energy equivalent.

Item 1A. Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

Risk Factors Affecting Future Operating Results

As the business of 2050 Motors will now become the primary business of the Company, the following risk factors relate to 2050 Motors and its business.

2050 Motors is a development company with limited operating history which makes the evaluation of its future business prospects difficult.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, have a limited operating history. We may not successfully address these risks and uncertainties or successfully market our proposed new products. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. 2050 Motors, which is our only operating business, was incorporated in Nevada on November 12, 2012 and has generated no revenue to date. Since its inception its principal activities have been the design of its business plan and the development, with third parties, of a new and improved electric vehicle. Unanticipated problems, expenses and delays are frequently encountered in establishing and developing new products, especially in the automobile industry. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date, we have relied on funding from investors, our officers and directors, and close associates to fund operations. To date, we have not generated any revenue and have extremely limited cash liquidity and capital resources. Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and our ability to obtain financing in the capital markets. Our business plan requires additional funding beyond our anticipated cash flow from operations. Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings or other financing. Any equity financing would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense and may expose the Company to liquidity problems. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations. We anticipate that our existing capital resources will be adequate to satisfy our operating expenses and capital requirements for approximately 6 months. However, this estimate of expenses and capital requirements may prove to be inaccurate.

Our business will depend on certain key 2050 Motors personnel, the loss of which would adversely affect our chances of success.

2050 Motors’ success depends to a significant extent upon the continued service of its senior management, key executives and consultants. We do not have “key person” life insurance policies on or any employment agreement with any of our officers or other employees. The loss of the services of any of the key members of senior management, other key personnel or consultants, or our inability to retain high quality subcontractors or personnel may have materially adverse effects on our business and operating results.

Our future growth is dependent upon consumers’ willingness to accept electric vehicles.

Our growth is highly dependent upon the adoption by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles, generally, and electric vehicles in particular. If consumers do not adopt electric vehicles, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our electric vehicles. Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we cannot anticipate. Any failure by us and our manufacturer to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicles, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

The automotive market is highly competitive, and we may not be successful in competing in this industry. We currently face competition from established competitors and expect to face competition from others in the future.

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. In 2009, no other mass produced performance highway capable electric vehicles were being sold in the United States or Europe. By December 2014, just five years later, there are many companies selling mass produced electric vehicles. We expect greater significant competition, as more competitors enter these markets within the next several years.

Almost all of our current and potential competitors have significantly greater financial, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Virtually all of our competitors have more extensive customer bases and broader customer and industry relationships than we do. In addition, almost all of these companies have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to design, develop, market and sell their products more effectively.

Furthermore, certain large manufacturers offer financing and leasing options on their vehicles and also have the ability to market vehicles at a substantial discount, provided that the vehicles are financed through their affiliated financing company. We do not currently offer discounts or leasing options on our vehicles, which may put our vehicles at a competitive disadvantage.

If our vehicles fail to perform as expected, our ability to develop, market and sell our electric vehicles could be harmed.

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. Any product defects or any other failure of our performance electric vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

If we are unable to address the service requirements of our existing and future customers our business will be materially and adversely affected.

If we are unable to successfully address the service requirements of our existing and future customers our business and prospects will be materially and adversely affected. In addition, we anticipate the level and quality of the service that we will provide our customers will have a direct impact on the success of our vehicles. If we are unable to satisfactorily service our customers, our ability to generate customer loyalty, grow our business and sell additional electric vehicles would be greatly impaired.

Although we have many years of experience working with electric vehicles, we have no direct experience servicing the e-Go EV vehicles. Aoxin Automobile has not yet begun production of our automobiles. We expect to receive three demonstration electric vehicles from Aoxin’s new Manufacturing Plant. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques.

We plan to service our performance electric vehicles through our company-owned stores. As of the date hereof, we have only one company owned store located in Las Vegas, Nevada. As we grow, we will need to open additional stores with service capabilities, as well as hire and train significant numbers of new employees to staff these centers. There can be no assurance that these service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we will have sufficient resources to meet these service requirement in a timely manner as the volume of vehicles we are able to deliver annually increases.

We are dependent upon our relationship with Aoxin Automobile for the manufacturing of the e-Go EV automobile.

In July 2013, we entered into a distribution agreement with Aoxin Automobile pursuant to which Aoxin Automobile agreed to assist with the design and manufacture of the e-Go EV automobile. Pursuant to the distribution agreement with Aoxion, in order to maintain our exclusive distribution rights, we are obligated to purchase a minimum of 2,000 fully assembled automobiles in the first year (beginning at the time of approval from the US DOT, State and Federal standards and requirements, and completion of crash testing according to US protocol), which doubles each year thereafter until year five when the minimum purchase is 48,000 automobiles. If we are unable to meet this volume requirement, our exclusive distribution rights revert to non-exclusive rights. Additionally, because we are dependent upon our relationship with Aoxin Automobile for the manufacturing of the e-Go EV automobile, our business depends on Aoxin continuing to operate as a viable and solvent entity and to continue to produce the e-Go EV vehicles pursuant to our agreement. Any delay or discontinuance by Aoxin of delivery of the e-Go EV vehicles and or failure by Aoxin to produce the vehicles in accordance with quality standards would have a material adverse effect on our business, prospects, operating results and financial condition.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results. Our growth depends in part on the availability and amounts of government subsidies and economic incentives for alternative fuel vehicles generally and performance electric vehicles specifically. In addition, certain regulations that encourage sales of electric cars could be reduced, eliminated or applied in a way that creates an adverse effect against our vehicles, either currently or at any time in the future.

2050 Motors stockholders will be able to control the Company.

As a result of the Reorganization, the initial stockholders of 2050 Motors were issued common stock of the Company representing 82% of the Company’s outstanding common stock. Accordingly, Mr. Hu and other former 2050 Motors stockholders will have the ability to control the affairs of the Company for the foreseeable future.

Inadequate market liquidity may make it difficult to sell our stock.

There is currently a limited public market for our common stock, but we can give no assurance that there will always be such a market. Only a limited number of shares of our common stock are actively traded in the public market and we cannot give assurance that the market for our stock will develop sufficiently to create significant market liquidity and stable market prices. An investor may find it difficult or impossible to sell shares of our common stock in the public market because of the limited number of potential buyers at any time or because of fluctuations in our market price. In addition, the shares of our common stock are not eligible as a margin security and lending institutions may not accept our common stock as collateral for a loan.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is a limited trading market for our common stock and if a market for our common stock does not further develop, our investors may be unable to sell their shares in a timely manner.

Although we are trading on the OTC Bulletin Board under the symbol “ETFM”, there is currently no active trading market for our common stock and such a market may not develop or be sustained. If an active trading market is established for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of the shares of companies like 2050 Motors, which may adversely affect the market price of our common stock in a material manner.

The regulation of “Penny” stocks by the SEC and FINRA may discourage the tradability of our common stock.

We are a “penny stock” company. Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent shareholder losses. Our management is aware of the abuses that have occurred historically in the penny stock market.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We lease approximately 2,000 square feet of office space for $2,400 per month in Summerlin, near Las Vegas, Nevada on a lease expiring on December 15, 2015. On January 1, 2014, we sublet 1,400 square feet of office space in Los Angeles, California from two of our shareholders, on a month to month lease for $1,900 per month. On March 1, 2014, we signed a three year lease for 4,000 square feet of industrial space in Las Vegas, Nevada at a cost of $2,200 per month. We believe that these facilities are suitable for our needs for the foreseeable future.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

None.

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

Holders

There are approximately 305 holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plans.

Shares Available for Future Sale

Approximately 90% of all outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

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

In view of the above, shareholders may utilize Rule 144 for the sale of their shares on or about May 10, 2015, assuming all of the other requirements set forth above are met.

Repurchases of Equity Securities

None

Our common stock is approved for quotation on the OTC Markets’ OTCQB marketplace under the symbol “ETFM”. The OTC QB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC QB securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On March 27, 2015, the closing price of our common stock reported on the OTCQB was $1.66 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

	High Bid	Low Bid
Fiscal Year Ending December 31, 2012

Quarter Ended March 31, 2012	$.03	$.03
Quarter Ended June 30, 2012	$.03	$.03
Quarter Ended September 30, 2012	$.03	$.03
Quarter Ended December 31, 2012	$.08	$.03

Fiscal Year Ending December 31, 2013

Quarter Ended March 31, 2013	$.05	$.04
Quarter Ended June 30, 2013	$.20	$.05
Quarter Ended September 30, 2013	$.15	$.04
Quarter Ended December 31, 2013	$.10	$.06

Fiscal Year Ending December 31, 2014

Quarter Ended March 31, 2014	$1.79	$.06
Quarter Ended June 30, 2014	$4.40	$.51
Quarter Ended September 30, 2014	$1.24	$.80
Quarter Ended December 31, 2014	$3.00	$1.01

Fiscal Year Ending December 31, 2015

January 1 thru March 27, 2015	$2.45	$1.01

Penny Stock Considerations

The trading of our common stock is deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

Signature, Stock Transfer, Inc., located at 2632 Coachlight Court, Plano, Texas 75093 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

Between July 7 and December 1, 2014, the Registrant sold 2,721,146 shares of its common stock to 21 “accredited” investors for an aggregate purchase amount of $955,400.

During the year ended December 31, 2014, the Registrant issued 62,072 shares of its common stock to two consultants for services rendered valued at $51,771.

All of the issuances by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships. They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Additional Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our internet website address is http://www.2050motors.com.

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

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

Dongfeng Motor, over a five year period, invested a substantial amount of money to develop with the support of Italian engineers a new carbon fiber technology to produce carbon fiber parts at a significantly reduced cost. They also developed a lightweight aluminum racing frame to ultimately create the ultralight weight electric automobile known as the e-Go.

In 2014, Yancheng Municipal State-Owned Asset Investment Group, Co. Ltd. (YMSIG), an investment and property development company founded by the Yancheng Municipal Government, purchased Aoxin Automobile from Dongfeng Motor, Co. Ltd. YMSIG has made major investments in Aoxin, which funded on a fast track schedule the completion of the e-Go automobile manufacturing facility that culminated in a grand opening ceremony on January 20, 2015.

The e-Go EV is a unique concept electric vehicle. It will be the only production line electric vehicle with a carbon fiber body manufactured by a new process that uses robotics to produce parts, which significantly reduces the production time and cost of carbon fiber components. The carbon fiber composite material is five times stronger than steel, and one third the weight.

The exclusive license contract between 2050 Motors and Aoxin Automobile requires that 2050 Motors complete US crash testing according to US Department of Transportation (“DOT”) safety standards. 2050 Motors has entered into negotiations with Calspan Corporation (“Calspan”). Calspan is committed to the evolution of safety in the air and on the ground, and has assisted in developing new aircraft; training world-class test pilots; performing ground-breaking automobile accident research; and contributing to safety innovations on the ground and in the air over its 70-year history. It’s important to note that one of the three demonstration vehicles that will be shipped to the United States by June 2015 will be used to evaluate this overlap crash test at Calspan’s facilities during the summer of 2015. This will be a definitive evaluation of the effectiveness of the design modifications incorporated into the e-Go EV vehicle. There is no assurance that the e-Go EV will pass this crash test in June 2015 or at any other time.

2050 Motors intends to import vehicles completely fabricated and assembled in China from Aoxin Automobile. 2050 Motors will market the e-Go EV vehicles in designated markets and is not expected to need any raw materials, components or equipment, except spare parts which will be supplied by Aoxin Automobile. However, the e-Go EV and all of its parts and equipment must be DOT approved. After the demonstration vehicles are delivered to the USA, some of the existing parts of the e-Go EV may or may not meet DOT specifications. Aoxin Automobile has made every effort to build the e-Go EV according to American standards. However, there is no certainty that all the parts will be DOT approved. 2050 Motors may elect to secure replacement parts here in the USA or in China for installation either in the United States or in China, if required.

2050 Motors intends to initially sell the e-Go EV to a network of customers primarily in the Las Vegas, Nevada area. 2050 Motors plans to establish a service and parts center, which would be separate from the Showroom. The Showroom facility will be at an area with high volume of people in Las Vegas, where visitors to the city can directly view the e-Go EV. 2050 Motors may also elect to sell the e-Go EV at selected distributors in the Las Vegas Area, which have already provided letters of interest to sell our vehicles. 2050 Motors’ initial plan is not to sell the vehicle outside of the Las Vegas vicinity, consisting of an area within a radius of 100 miles. This is the Company’s current marketing plan in order to effectively market to and support people that work and/or live in Las Vegas. In the metropolitan area of Las Vegas the population equals 1.9 million.

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

Research by Aoxin Automobile over the past five years developed this advanced all-electric vehicle. The e-Go EV is a five passenger sedan which weighs only 1,450 lbs with its battery pack included. It will be the first vehicle of this advanced type to be sold in the price range of less than $35,000.

The body components are built out of carbon fiber which is five times stronger than steel and one third its weight constructed over a strong ultralight aluminum frame chassis and race car suspension. This ensures that the vehicle will be one of the safest and strongest ever built for the consumer market. It will also be the most efficient vehicle ever built, capable of achieving 200+ miles to the gallon energy equivalent.

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

Results of Operation for the years ended December 31, 2014 and 2013

During the years ended December 31, 2014 and 2013, the Company had no revenues. During the year ended December 31, 2014, the Company incurred operating expenses of $546,072 consisting primarily of consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the year ended December 31, 2013, the Company incurred operating expenses of $282,206. These operating expenses combined with a lack of revenues resulted in net losses of $(546,072) and $(282,206) for the periods ended December 31, 2014 and 2013, respectively. As of December 31, 2014 the Company had stockholders’ equity of $868,747 compared to a stockholders’ equity of $407,648 as of December 31, 2013. The increase in stockholders’ equity was due to the acquisition of 2050 Motors in May 2014 and private placements of securities of approximately $955,400 during the year ended December 31, 2014.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of December 31, 2014, we had an accumulated deficit of $1,046,874. As of December 31, 2014, we had cash of $756,675 and working capital of $667,838.

To date, we have funded our operations through short-term debt and equity financing. From inception, we have borrowed approximately $150,000 as an advance from our largest stockholder. In May 2014, we agreed to issue 106,000 shares of common stock to Alfred E. Booth, Jr., our largest stockholder) in full satisfaction of $106,412, which was the total owed to Mr. Booth, Jr. as of that date. The Company completed private placements during the year ended December 31, 2014 with the receipt of aggregate proceeds of $955,400 from the sale of 2,741,146 shares of its common stock at $0.35 per share. The proceeds from the sale of equity were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market, develop and sell electric automobiles.

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

Off-balance Sheet Arrangements

Since our inception through December 31, 2014, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

2050 MOTORS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 2050 Motors, Inc.

We have audited the accompanying balance sheets of 2050 Motors. Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2050 Motors. Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not earned any revenues since inception and has an accumulated deficit of $1,046,874 as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP Chatsworth, CA
March 31, 2015

2050 Motors, Inc.

Balance Sheets

	As of	As of
	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$756,675	$261,911
Prepaid rent	17,286	9,100
Other prepaid expenses	975	-
Total current assets	774,936	271,011

Property and equipment, net	60,309	-

Other assets:
Vehicle deposits	86,000	86,000
Other deposits	4,600	2,400
License	50,000	50,000
Total other assets	140,600	138,400
Total assets	$975,845	$409,411

Liabilities and stockholders’ equity

Commitments and contingencies

Liabilities
Accounts payable	$1,074	$-
Accrued interest on loans payable to related parties	3,550	-
Loans payable to related parties	100,763	1,763
Deferred rent	1,711	-
Total current liabilities	107,098	1,763

Stockholders’ equity
Common stock; no par value Authorized: 100,000,000 shares at December 31, 2014 and December 31, 2013 Issued and outstanding: 33,437,886 at December 31, 2014 and 30,634,670 at December 31, 2013	1,915,621	908,450
Accumulated deficit	(1,046,874)	(500,802)
Total stockholders’ equity	868,747	407,648
Total liabilities and stockholders’ equity	$975,845	$409,411

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Operating revenue	$-	$-
Operating expenses:
Total operating expenses	546,072	282,206
Net loss from operations	(546,072)	(282,206)
Provision for income taxes	-	-
Net loss	$(546,072)	$(282,206)
Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average common equivalent shares outstanding, basic and diluted (1)	31,589,646	30,634,670

(1) Earnings per share and weighted average shares outstanding have been restated to reflect a 1 for 4 stock split in May 2014.

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Stockholders’ Equity

	Common Stock			Total
	Number	No	Accumulated	stockholders’
	of shares	Par value	deficit	equity

Balance, December 31, 2012	25,929,005	$202,600	$(218,596)	$(15,996)
Shares issued for cash	3,302,333	495,350	-	495,350
Shares issued for services	1,403,332	210,500	-	210,500
Net loss	-	-	(282,206)	(282,206)
Balance, December 31, 2013	30,634,670	$908,450	$(500,802)	$407,648
Shares issued for cash	2,741,146	955,400	-	955,400
Shares issued for services	62,070	51,771	-	51,771
Net loss	-	-	(546,072)	(546,072)
Balance, December 31, 2014	33,437,886	$1,915,621	$(1,046,874)	$868,747

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Cash flows provided by (used for) operating activities:
Net loss	$(546,072)	$(282,206)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	8,016	-
Issuance of common stock for services	51,771	210,500

Changes in assets and liabilities:

Increase (decrease) in assets and liabilities:
Deposits	(2,200)	(2,400)
Prepaid rent	(8,186)	(9,100)
Other prepaid expenses	(975)	-
Accounts payable	1,074	-
Accrued interest on loans payable to related parties	3,550	-
Deferred rent	1,711	-
Net cash used for operating activities	(491,311)	(83,206)

Cash flows provided (used) for investing activities:
Deposit for investment in vehicles	-	(86,000)
Purchase of property and equipment	(68,325)	-
Investment in license	-	(25,000)
Net cash used for investing activities	(68,325)	(111,000)

Cash flows provided (used) by financing activities:
Proceeds from related party advances	150,000	-
Payments made on related party advances	(51,000)	(39,233)
Proceeds from issuance of common stock	955,400	495,350
Net cash provided by financing activities	1,054,400	456,117

Net increase in cash	494,764	261,911
Cash, beginning of year	261,911	-
Cash, end of period	$756,675	$261,911
Supplemental disclosure of cash flow information -
Income tax payment	$-	$-
Interest payment	$411	$-

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Notes To Financial Statements

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash consists of deposits in one large national bank.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $720 and $750 for the years ended December 31, 2014 and 2013, respectively.

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

Depreciation is calculated using straight-line method over the assets estimated useful lives as follows:

Furniture and fixtures	7 years
Leasehold improvements	Lessor of lease term or life of related assets
Vehicles and parts	3 years
Tools and equipment	5 years

Depreciation for the year ended December 31, 2014 totaled $8,016. No depreciation expense was recognized for the year ended December 31, 2013.

Impairment of Long-Lived Assets and Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the year ended December 31, 2014 and 2013.

2050 Motors, Inc.

Notes To Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the years ended December 31, 2014, and 2013, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods. There were no warrants, options, or other stock equity outstanding as of December 31, 2014 and 2013.

Concentration of Credit Risk

Cash is mainly maintained by one highly qualified institution in the United States. As of December 31, 2014, the bank balance was in excess of federally insured limits. Management does not believe that the Company is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company has not experienced any losses on our deposits of cash.

Recent Accounting Pronouncement

On January 1, 2013, the Company adopted the new accounting standard that requires disclosures about offsetting and related arrangements for derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing, and securities lending transactions. The adoption of this accounting standard did not have any impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact this guidance will have on Company’s financial position and statement of operations.

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

2050 Motors, Inc.

Notes To Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management is currently evaluating the impact this guidance will have on Company’s financial position and results of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. This statement requires an asset and liability approach for accounting for income taxes. The accounting principles generally accepted in the United States of America provides accounting and disclosure guidance about positions taken by an entity in its tax returns that might be uncertain.

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

Foreign Currency Risk

Any significant changes in foreign currency exchange rates may have significant impact on Company’s future financial statements upon fulfilling certain purchase commitments in accordance to the license agreement disclosed in Note 8.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2014:

Furniture and fixtures	$14,303
Leasehold improvements	14,082
Vehicles and parts	18,450
Tools and equipment	21,490
68,325
Less: accumulated depreciation	8,016
Property and equipment, net	$60,309

5. VEHICLE DEPOSITS

2050 Motors has made deposits for three prototype test models for delivery into the United States. One will undergo an advanced crash test known in the Automobile Safety Industry as the “overlap crash test” designed by the Insurance Institute for Highway Safety. The other two will be used for marketing and sales purposes. Actual production line models are not expected to be deliverable until the second quarter of 2015.

The total purchase price for these three vehicles was $86,000. This was paid by 2050 Motors in increments of $25,800 on August 20, 2013 and $60,200 on December 4, 2013.

6. LICENSE AGREEMENT

In 2012 and 2013, the Company made payments totaling $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the e-Go EV model. The cost of this license agreement has been recognized as a long-term asset and is evaluated, by management, for impairment losses at each reporting period.

2050 Motors, Inc.

Notes To Financial Statements

7. SHORT-TERM ADVANCES

On June 30, 2014, the Company borrowed $50,000 from a shareholder. The loan bears 12% interest. The entire amount plus interest was fully paid on July 25, 2014.

On August 29, 2014 and September 30, 2014, the Company issued two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and mature on February 28, 2015 and March 30, 2015, respectively. The entire balances plus accrued interest were outstanding as of December 31, 2014. As of the audit report date, the Company had not paid the outstanding balance of the first loan which matured on February 28, 2015 but is in negotiation with the lender to change the terms.

During the year ended December 31, 2013, a third party advanced funds to the Company for the amount of $40,067. The advance is due upon demand and bears no interest. As of December 31, 2014 and December 31, 2013, the outstanding balance due to this third party was $763, and $1,763, respectively.

8. COMMITMENTS AND CONTINGENCIES

In November 2013, the Company signed a new facility lease. The monthly lease amount is $2,400. The lease term commenced on December 15, 2013 and will expire on December 31, 2015.

Effective January 1, 2014, the Company signed a residential lease agreement in California for its traveling consultants. The monthly lease amount is $1,900 per month and expires on August 15, 2015.

Effective March 1, 2014, the Company signed a four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month.

In November 2014, the Company signed a one year lease agreement for a storage facility. The Company prepaid the entire lease amount with 10,000 shares of Company’s common stock for an amount of approximately $13,000.

Rent expenses were $68,711 and $1,275 for the year ended December 31, 2014 and 2013, respectively.

The minimum aggregate payments due under these leases are as follows:

Years ending December:
2015	$70,400
2016	26,400
2017	8,800
$105,600

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
92,000

As part of the license agreement, the Company is committed to pay expenses related to any required airbag testing procedures. The cost of these airbags could be as little as $500,000 or as much as $2 million. No testing has been performed through December 31, 2014.

2050 Motors, Inc.

Notes To Financial Statements

8. COMMITMENTS AND CONTINGENCIES (Continued)

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of December 31, 2014 and 2013.

9. INCOME TAXES

The Company did not file its income tax returns for fiscal year 2012 and 2013. Management believes that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred for these years.

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at December 31, 2014 and 2013 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013. At December 31, 2014 and 2013, the Company had federal net operating loss carry-forwards of approximately $1,047,000 and $501,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	December 31, 2014	December 31, 2013
Net loss carryforward	$290,000	$140,000
Valuation allowance	(290,000)	(140,000)
Total deferred tax assets	$-	$-

10. EQUITY

On May 2, 2014, Zegarelli Group International (“Zegarelli”) (OTCBB:ZEGG), signed an Agreement of Reorganization (the “Acquisition Agreement”) with 2050 Motors, Inc., and certain stockholders of 2050 Motors, Inc. whereby Zegarelli acquired all of the issued and outstanding shares of 2050 Motors, Inc. common stock in exchange for 24,994,670 shares of Zegarelli common stock, and the 2050 Motors, Inc. stockholders became the majority owners of Zegarelli. In conjunction with this announcement, Zegarelli filed a Schedule 14F-1 with the U.S. Securities and Exchange Commission (“SEC”) relating to the change in the majority of its board of directors to a group of directors designated by 2050 Motors, Inc. In accordance with the close of the transaction Zegarelli changed its name to 2050 Motors, Inc., and affect a reverse stock split of one for four, reducing its total issued and outstanding shares to 5,670,000 shares prior to the exchange of shares with 2050 Motors, Inc.

During the year ended December 31, 2014, the Company issued 2,741,146 shares of Company’s common stock for $0.35 per share for a total cash amount of $955,400.

During the year ended December 31, 2014, the Company issued 62,070 shares of Company’s common stock for $51,771 of marketing and consulting services rendered to the Company.

On October 15, 2014, the Company signed a memorandum of understanding to sell ten (10%) of Company’s equity stock to Yancheng Municipal State-owned Asset Investment Group. Co. Ltd (YMSIG), an investment and property development company. YMSIG has agreed to purchase 3,750,000 shares of Company’s common stock for a purchase price of $0.75 cents per share. The purchase by YMSIG of a 10% equity position of 2050 Motors must be approved by officials in China.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of December 31, 2014 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2014. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

On May 2, 2014, in accordance with the Reorganization the shareholders of 2050 Motors became the owners of approximately 82% of the issued and outstanding common stock of the Company.  As a result of the Reorganization, we acquired the operations and assets of 2050 Motors as described herein and a new Chief Financial Officer, accounting personnel and new internal control procedures.

MANAGEMENT’S REMEDIATION INITIATIVES

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan tom hire an independent third party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships among any of the officers and directors.

Name	Age	Position(s)

Michael Hu	61	President, Chief Financial Officer and Director

Bernd Schaefers	73	Secretary and Director

Mark R. Edwards, Ph.D	67	Director

Michael Hu was born in China. Michael received advanced educational classes and upon release he achieved a Degree in Metallurgical Engineering from Tongji University in Shanghai, China. Mr. Hu traveled to the United States in 1986 to continue his education and became a US citizen in 2000. Michael has devoted his adult life to increasing friendly relationships between the United States and China. He has concentrated categorically on projects that are Earth friendly to create a better environment for the world. In the 1990s, he assisted and invested in a photo-voltaic cell manufacturing facility that today produces the most advanced flexible photo-voltaic cells in the world with manufacturing facilities both in the United States and China. See http://www.xunlight.com.

Mr. Hu has been instrumental in developing advanced lubrication products to increase the efficiency of all types of machinery. Michael coordinated an Agreement in the late 1990s to export American made lubricants to China and also coordinated a business to import electric bicycles to the United States during this period. During the past 15 years, Michael has concentrated his experience, expertise and associations in China and other countries to promote technologies for environmental purposes. Michael generously donates his time and efforts to this end for several companies with no compensation. Some of his efforts in the late 1990s and 2000s have led to the development of advanced lubrication for the US military. During the past 5 years, Mr. Hu has devoted much of his time to advanced electric vehicles designed and manufactured in Italy and China. Michael formed 2050 Motors, Inc., a company to import to the United States the most advanced automobile ever built, with a complete carbon fiber body assembled over an aluminum space age frame. The car is all-electric and powered by advanced lithium ion batteries.

Bernd Schaefers is a veteran self-made businessman with over 40 years of work in the media industry, thereof over 20 years in the advertising and marketing sector. Mr. Schaefers founded one of the most successful advertising production companies, Interteam Productions, in the 1970s with offices in Germany, Switzerland, France and Brazil. His client list included Lufthansa, Shell Oil, Polaroid, Reynolds, Audi and Volkswagen. He worked directly with Ferdinand Piech, now Chairman of Volkswagen, on the launch of the ‘Audi 5000’ in the United States. Mr. Schaefers was for many years co-owner of the largest movie production and distribution companies in Germany, ‘Constantin Films’, with internationally successful movies like “The Never-Ending Story”, an all-time children favorite, “The Name of the Rose”, with Sean Connery, the James Bond movie “Never Say Never Again”, also with Sean Connery, as the German distribution and financing partner, among many other movies. In parallel, Bernd Schaefers has over 30 years of involvement in renewable energy. Bernd has funded Research and Development projects with Idaho National Laboratories (INL) for CO2 recycling, catalytic conversion of syn-gas to higher alcohols and natural gas liquefaction technologies. Mr. Schaefers has for many years been involved in the commercialization of algae production and has provided matching funds for Cal Poly’s ‘Micro-Algae Photo- Bioreactor’ program with Prof. Ilhamil Yildiz in San Luis Obispo. Mr. Schaefers was a founding member of the 110 MMGY ‘American Ethanol’ plant in Santa Maria, California, and initiator of the electrification of agricultural machinery and the creation of ‘Emission Reduction Credits’ in Santa Barbara County, California. For the past six (6) years, Bernd Schaefers has been working closely with national and international companies in developing and investing in the DHA Omega-3 Algae Oil Health Products and Alternative Fuel Algae Oil. Mr. Schaefers traveled to Siberian Russia in early 2012 to assess technology for producing fuel from recycled materials and are now engaged in developing a pyrolysis business extracting oil from over 60 million used automobile tires utilizing Russian technology in the State of Kansas. They intend to expand the operations to include algae sequestration of CO2.

Mark R. Edwards, Ph.D. is a Professor of Strategic Marketing and Sustainability at the Morrison School of Agribusiness and Resource Management, Arizona State University Polytechnic. Mark graduated from the U.S. Naval Academy with a BS in mechanical engineering, oceanography and meteorology. He earned an MBA and PhD in marketing and consumer behavior and has taught strategic marketing, sustainability, leadership and entrepreneurship at Arizona State University since 1978. Mark has published over 100 articles that span business and science disciplines, as well as 24 books. His industrial experience includes service as a Director for The Greyhound/Armour Corporation, then 27th among the Fortune 500. He also served as marketing director for the Pritikin Longevity Research Institute, where he helped develop the Pritikin diet and lifestyle Program and the Pritikin line of diet and nutritional foods. He also served as marketing director for several hospital lifestyle programs.

Mr. Edwards’ teaching has focused on adding value through sustainability, marketing, customer relationships, organizational leadership and entrepreneurship. His recent work focuses on resolving world hunger and sustainable energy with green solutions. He has taught several interdisciplinary courses in engineering, psychology and sustainable world future. He is well known internationally as an executive trainer, author and innovator of metrics that help people to learn and develop faster, to take actions to improve performance and to grow human capital. His unusual measurement innovations appear in numerous college text books on marketing, management, leadership, talent assessment and executive development as well as Business Week, The Wall Street Journal, Forbes, Financial Times and Fortune Magazine.

Mr. Edwards’ award winning Green Algae Strategy Series focuses on sustainable and affordable food and energy, (SAFE) production. His books are used in colleges, universities and institutes in over 26 countries for courses in biology, botany, biotechnology, environment, sustainability, energy engineering, world future and global hunger. Green Algae Strategy won the 2009 Independent Publisher Gold Medal for “Best Science Book.” Mr. Edwards believes the message of SAFE production is so important that he enables free color PDF downloads of his books for students, faculty and food and energy policy leaders at www.AlgaeCompetition.com. His books are also available on Amazon.com and other retailers.

Term of Office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Board Committees

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

Indemnification of Executive Officers and Directors

Our Articles of Incorporation and by-laws provide for indemnification of directors and officers to the fullest extent permitted by the California General Corporation Law (the “CGCL”). Section 317 of the CGCL provides that any director or officer of a California corporation may be indemnified against judgments, penalties, fines, settlements and reasonable expenses actually incurred by him in connection with or in defending any action, suit or proceeding in which he is a party by reason of his position, so long as it shall be determined that he conducted himself in good faith and that he reasonably believed that his conduct was in the corporation’s best interest and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his conduct was unlawful. If a director or officer is wholly successful, on the merits or otherwise, in connection with such proceeding, such indemnification is mandatory.

We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933.

Currently we do not maintain any directors’ and officers’ liability insurance covering our directors and officers against expenses and liabilities arising from certain actions to which they may become subject by reason of having served in such role.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required under California law. We are not aware of any threatened litigation or preceding that might result in a claim for such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Item 11. Executive Compensation

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

The following table summarizes all compensation recorded by us in 2014, 2013 and 2012 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2014. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)

Michael Hu(1)	2014	0	50,440	0	0	0	0	0	0

Alfred Booth(2)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1)	Appointed President and Chief Financial Officer and Director on May 2, 2014.

(2)	Mr. Booth has been the President and CEO for more than 3 years. On May 2, 2014, Mr. Booth resigned as an officer and Director of the Company.

Employment Agreement

The Company has no Employment Agreement with any of its officers or directors.

Stock Option Plan

We do not have a stock option plan although we may adopt one or more such plans in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the closing of the acquisition of 2050 Motors, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than five percent (5%) of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Michael Hu, Pres., CFO & Dir.	9,060,000	27.1%

Common Stock	Bernd Schaefers, Sec. & Dir	1,250,000	3.7%

Common Stock	Mark R. Edwards, Ph.D., Dir.	25,000	*

Common Stock	All Directors and Officers as a Group (3 persons)	10,335,000	33.83%

*	Less than 1%

(1)	Unless otherwise indicated, based on 33,437,886 shares of common stock issued and outstanding following the acquisition of 2050 Motors. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o 2050 Motors, Inc., 3420 Bunkerhill Dr., Las Vegas, NV 89032.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

The following information summarizes transactions we have either engaged in for the past three fiscal years, or propose to engage in, involving our executive officers, directors, more than 5% shareholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

We had utilized the mailing address of Alfred E. Booth, Jr., our former President, from January, 2012, to May 2, 2014, at no cost.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Director Independence

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

Item 14. Principal Accountant Fees and Services.

During 2014 and 2013, Farber Hass Hurley, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2014, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2014.

	Year ended December 31,
	2014	2013
Audit Fees	$25,000	$10,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Farber Hass Hurley, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit No.	Description
2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.
3.1**	Articles of Incorporation
3.2**	Articles of amendment
3.3**	Amended and Restated By-laws
10.1**	Subordinated Convertible Promissory Note between the Company and Alfred E. Booth, Jr.
31.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2***	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.
**	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on October 30, 2012.
***	Filed herewith

FORM 8-K:

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31 day of March, 2015.

2050 MOTORS, INC.

By:	/s/ Michael Hu
Michael Hu, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Michael Hu	Dated: March 31, 2015
Michael Hu
President (Principal Executive Officer) and Director

/s/ Bernd Schaefers	Dated: March 31, 2015
Bernd Schaefers
Secretary and Director

/s/ Mark R. Edwards	Dated: March 31, 2015
Mark R. Edwards, Ph.D
Director

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.
3.1**	Articles of Incorporation
3.2**	Articles of amendment
3.3**	Amended and Restated By-laws
10.1**	Subordinated Convertible Promissory Note between the Company and Alfred E. Booth, Jr.
31.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2***	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.
**	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on October 30, 2012.
***	Filed herewith

