Form 10-Q
period 2015-03-31
2050 MOTORS, INC.
filed 2015-05-13
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of Common Stock, no par value, of the registrant outstanding at May 13, 2015, was 33,523,599.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

2050 Motors, Inc.

Condensed Balance Sheets

	As of	As of
	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$644,039	$756,675
Prepaid rent	14,546	17,286
Other prepaid expenses	1,475	975
Total current assets	660,060	774,936

Property and equipment, net	58,376	60,309

Other assets:
Vehicle deposits	86,000	86,000
Other deposits	4,600	4,600
License	50,000	50,000
Total other assets	140,600	140,600
Total assets	$859,036	$975,845
Liabilities and stockholders’ equity

Commitments and contingencies

Liabilities
Accounts payable	$1,494	$1,074
Accrued interest on loans payable to related parties	6,508	3,550
Loans payable to related parties	100,000	100,763
Deferred rent	1,528	1,711
Total current liabilities	109,530	107,098

Stockholders’ equity
Common stock; no par value Authorized: 100,000,000 shares at March 31, 2015 and December 31, 2014 Issued and outstanding: 33,523,599 at March 31, 2015 and 33,437,886 at December 31, 2014	1,945,621	1,915,621
Accumulated deficit	(1,196,115)	(1,046,874)
Total stockholders’ equity	749,506	868,747
Total liabilities and stockholders’ equity	$859,036	$975,845

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Operations

(unaudited)

	3 Months Ended
	March 31, 2015	March 31, 2014
Operating revenue	$-	$-

Operating expenses:

Total operating expenses	149,241	55,965

Net loss from operations	(149,241)	(55,965)

Provision for income taxes	-	-

Net loss	$(149,241)	$(55,965)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common equivalent shares outstanding, basic and diluted (1)	33,465,568	24,994,670

(1) Earnings per share and weighted average shares outstanding have been restated to reflect a 1 for 4 stock split in May 2014.

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Cash Flows

(unaudited)

	3 Months Ended
	March 31, 2015	March 31, 2014
Cash flows provided by (used for) operating activities:
Net loss	$(149,241)	$(55,965)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	4,558	-
Issuance of common stock for services	-	1,500

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Deposits	-	(2,200)
Prepaid rent	2,740	6,900
Other prepaid expenses	(500)	-
Accounts payable	420	-
Accrued interest on loans payable to related parties	2,958	-
Deferred rent	(183)	-
Net cash used for operating activities	(139,248)	(49,765)

Cash flows provided (used) for investing activities:
Purchase of property and equipment	(2,625)	-
Net cash used for investing activities	(2,625)	-

Cash flows provided (used) by financing activities:
Payments made on related party advances	(763)	(1,000)
Proceeds from issuance of common stock	30,000	3,000
Net cash provided by financing activities	29,237	2,000
Net decrease in cash	(112,636)	(47,765)
Cash, beginning of year	756,675	261,911
Cash, end of period	$644,039	$214,146
Supplemental disclosure of cash flow information -
Income tax payment	$-	$-
Interest payment	$-	$-

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

2. GOING CONCERN

The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations, positive cash flows and the successful distribution of the vehicles in the USA markets. Management’s plan is to aggressively pursue its present business plan. Since inception the Company has funded its operations through the issuance of common stock and related party funding and advances, and will seek additional debt or equity financing as required. However, there can be no assurance that the Company would be successful in raising such additional funds. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2015, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March31, 2015, the results of operations for the three months ended March 31, 2015 and 2014, and the cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015.

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three months ended March 31, 2015 and 2014, respectively.

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

Depreciation for the three months ended March 31, 2015 totaled $4,558. No depreciation expense was recognized for the three months ended March 31, 2014.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the three months ended March 31, 2015, and 2014, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods. There were no warrants, options, or other stock equity outstanding as of March 31, 2015 and 2014.

Concentration of Credit Risk

Cash and cash equivalents are mainly maintained by one highly qualified institution in the United States. At various times such amounts are in excess of federally insured limits.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncement

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

4. VEHICLE DEPOSITS

2050 Motors has made deposits for three prototype test models for delivery into the United States. One will undergo an advanced crash test known in the Automobile Safety Industry as the “overlap crash test” designed by the Insurance Institute for Highway Safety. The other two will be used for marketing and sales purposes. Actual production line models are not expected to be deliverable until the third quarter of 2015.

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

6. SHORT-TERM ADVANCES

On August 29, 2014 and September 30, 2014, the Company issued two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and matured on February 28, 2015 and March 30, 2015, respectively. During March 2015, the maturity dates of the notes were extended by twelve months. The entire balances plus accrued interest were outstanding as of March 31, 2015.

During the year ended December 31, 2013, a third party advanced funds to the Company for the amount of $40,067. The advance is due upon demand and bears no interest. As of March 31, 2015 and December 31, 2014, the outstanding balance due to this third party was $0 and $763, respectively.

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

Rent expense was $22,557 for the three months ended March 31, 2015. The Company did not recognize any rent expense for the three months ended March 31, 2014.

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
92,000

As part of the license agreement, the Company is committed to pay expenses related to any required airbag testing procedures. The cost of testing these airbags could be as little as $500,000.

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were no such claims outstanding as of March 31, 2015.

8. EQUITY

During the three months ended March 31, 2015, the Company issued 85,713 shares of Company’s common stock for $0.35 per share for a total cash amount of $30,000.

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

2050 Motors principal activity is the importation and the marketing and selling of electric automobiles. 2050 Motors, Inc. has an exclusive license, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the US Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle design and electric light truck, manufactured by Jiangsu Aoxin New Energy Automobile Co., LTD (“Aoxin Automobile”) located in the Peoples Republic of China (“PRC”). Aoxin Automobile is a wholly-owned subsidiary of Dongfeng Motors Corporation (“Dongfeng Motor”) which is one of the largest automobile manufacturers in China, produced over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motors to develop and manufacture a lightweight, super-efficient, carbon fiber e-Go EV electric car (“e-Go EV”).

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

2050 Motors projects expenses associated with its business over the next six months to be approximately $500,000.

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

Results of Operation for the three months ended March 31, 2015 and 2014

During the three months ended March 31, 2015 and 2014, the Company had no revenues. During the three months ended March 31, 2015, the Company incurred operating expenses of $149,241 consisting primarily of consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the three months ended March 31, 2014 the Company incurred operating expenses of $10,772 consisting primarily of expenses related to the Company’s search for a suitable business to acquire as well as professional expenses related to the Company’s SEC compliance with its reporting obligations. These operating expenses combined with a lack of revenues resulted in net losses of $(149,241) and $(55,965) for the three month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014 the Company had stockholders’ equity of $749,506 and $868,748, respectively. The decrease in stockholders’ equity was due to net loss of $149,241 and private placements of securities of approximately $30,000 during the three months ended March 31, 2015.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of March 31, 2015, we had an accumulated deficit of $1,196,115. As of March 31, 2015, we had cash of $644,039 and working capital of $550,530.

To date, we have funded our operations through short-term debt and equity financing. For the first three months of 2015, the Company completed private placements with the receipt of aggregate proceeds of $30,000 from the sale of 85,713 shares of its common stock at $0.35 per share. The proceeds from the sale of equity were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market, develop and sell electric automobiles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between February 1 and March 31, 2015, the Company sold in a private placement 85,713 shares of its common stock to four accredited investors for gross proceeds of $30,000. The funds are being used to further the development and marketing of the Company’s electric car.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. Each prospective investor was given the Company’s Form 10-K and Form 8-K’s previously filed with the SEC. These filings included all material aspects of an investment in us, including the business, management, offering details, risk factors and consolidated financial statements. It is the belief of management that each of the individuals who invested has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment and therefore did not need the protections offered by registering their shares under Securities and Act of 1933, as amended. Each investor completed a Stock Purchase Agreement and/or Subscription Agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2050 MOTORS, INC.

Date: May 13, 2015	/s/ Michael Hu
Michael Hu, President (Principal Executive Officer)

Date: May 13, 2015	/s/ Michael Hu
Michael Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

