Form 10-Q
period 2015-06-30
2050 MOTORS, INC.
filed 2015-08-13
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares of Common Stock, no par value, of the registrant outstanding at August 11, 2015, was 33,523,599.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

2050 Motors, Inc.

Condensed Balance Sheets

	As of	As of
	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash	$479,411	$756,675
Prepaid rent	8,906	17,286
Other prepaid expenses	25,000	975

Total current assets	513,317	774,936

Property and equipment, net	54,723	60,309
Other assets:
Vehicle deposits	86,000	86,000
Other deposits	4,600	4,600
License	50,000	50,000
Total other assets	140,600	140,600
Total assets	$708,640	$975,845

Liabilities and stockholders’ equity
Commitments and contingencies
Current Liabilities
Accounts payable	$12,950	$1,074
Accrued interest on loans payable to related parties	2,991	3,550
Loans payable to related parties	100,000	100,763
Deferred Rent	1,345	1,711

Total current liabilities	117,286	107,098

Stockholders’ equity
Common stock; no par value	1,945,621	1,915,621
Authorized: 100,000,000 shares at June 30, 2015, and December 31, 2014 Issued and outstanding: 33,523,599 at June 30, 2015 and 33,437,886 at December 31, 2014
Accumulated deficit	(1,354,267)	(1,046,874)
Total stockholders’ equity	591,354	868,747
Total liabilities and stockholders’ equity	$708,640	$975,845

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statements of Operations

(unaudited)

	3 Month Ended		6 Month Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Operating revenue	$-	$-	$-	$-

Operating expenses:

R&D	16,940	-	20,440	-
General & Administrative	141,212	119,625	286,953	175,590
Total operating expenses	158,152	119,625	307,393	175,590

Net loss from operations	(158,152)	(119,625)	(307,393)	(175,590)

Provision for income taxes	-	-	-	-

Net loss	$(158,152)	$(119,625)	$(307,393)	$(175,590)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common equivalent shares outstanding, basic and diluted (1)	33,523,599	30,556,749	33,494,744	24,992,184

(1) Earnings per share and weighted average shares outstanding have been restated to reflect a 1 for 4 stock split in May 2014

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statements of Cash Flows

(unaudited)

	6 Month Ended
	June 30, 2015	June 30, 2014

Cash flows provided by (used for) operating activities:
Net loss	$(307,393)	$(175,590)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	9,218	2,347
Issuance of common stock for services	-	1,500

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Deposits	-	(2,200)
Prepaid rent	8,380	9,100
Other prepaid expenses	(24,025)	-
Accounts payable	11,876	1,506
Accrued interest on loans payable to related party	(559)	-
Deferred Rent	(366)	-

Net cash used for operating activities	(302,869)	(163,337)

Cash flows provided (used) for investing activities:
Purchase of property and equipment	(3,632)	(36,337)
Net cash used for investing activities	(3,632)	(36,337)

Cash flows provided (used) by financing activities:
Proceeds from related party advances	-	50,000
Payments made on related party advances	(763)	(1,000)
Proceeds from issuance of common stock	30,000	3,000
Net cash provided by financing activities	29,237	52,000

Net decrease in cash	(277,264)	(147,674)
Cash, beginning of year	756,675	261,911
Cash, end of period	$479,411	$114,237
Supplemental disclosure of cash flow information -
Income tax payment	$-	$-
Interest payments	$6,508	$-
Issuance of Common Stock for debt	$-	$106,000

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2015, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three and six months ended June 30, 2015 and 2014, respectively.

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

2050 Motors, Inc.

Notes to Condensed Financial Statements (Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation expense for the six months ended June 30, 2015 and 2014 totaled $9,218 and $2,347, respectively. Depreciation expense for the three months ended June 30, 2015 and 2014 totaled $4,658 and $2,347, respectively.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the three and six months ended June 30, 2015, and 2014, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods. There were no warrants, options, or other stock equity outstanding as of June 30, 2015 and 2014.

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

On August 29, 2014 and September 30, 2014, the Company issued two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and matured on February 28, 2015 and March 30, 2015, respectively. During March 2015, the maturity date of the notes were extended by twelve months. The entire balances plus accrued interest were outstanding as of June 30, 2015.

2050 Motors, Inc.

Notes to Condensed Financial Statements (Unaudited)

6. SHORT-TERM ADVANCES (Continued)

During the year ended December 31, 2013, a third party advanced funds to the Company for the amount of $40,067. The advance is due upon demand and bears no interest. As of June 30, 2015 and December 31, 2014, the outstanding balance due to this third party was $0 and $763, respectively.

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

Rent expense for the six months ended June 30, 2015 and 2014 totaled $45,113 and $32,400, respectively. Rent expense for the three months ended June 30, 2015 and 2014 totaled $22,557 and $19,500, respectively.

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

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were no such claims outstanding as of June 30, 2015.

8. EQUITY

During the six months ended June 30, 2015, the Company issued 85,713 shares of Company’s common stock for $0.35 per share for a total cash amount of $30,000.

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

Results of Operation for the six months ended June 30, 2015 and 2014

During the six months ended June 30, 2015 and 2014, the Company had no revenues. During the six months ended June 30, 2015, the Company incurred operating expenses of $158,152 consisting primarily of consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the six months ended June 30, 2014 the Company incurred operating expenses of $307,393 consisting primarily of expenses related to the Company’s consulting expenses in connection with the commercialization of the e-Go-EV as well as professional expenses related to the Company’s SEC compliance with its reporting obligations. These operating expenses combined with a lack of revenues resulted in net losses of $(307,393) and $(175,590) for the six month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014 the Company had stockholders’ equity of $591,354 and $868,747, respectively. The decrease in stockholders’ equity was due to net loss of $307,393 and issuance of stock for $30,000.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of June 30, we had an accumulated deficit of $1,354,267. As of June 30, 2015, we had cash of $479,411 and working capital of $396,031.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2050 MOTORS, INC.

Date: August 13, 2015	/s/ Michael Hu
Michael Hu, President
(Principal Executive Officer)

Date: August 13, 2015	/s/ Michael Hu
Michael Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

