Form 10-Q
period 2015-09-30
2050 MOTORS, INC.
filed 2015-11-16
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

NORTH LAS VEGAS, NEVADA 89032

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

The number of shares of Common Stock, no par value, of the registrant outstanding at November 12, 2015, was 33,748,599.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

2050 Motors, Inc.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash	$308,750	$756,675
Prepaid rent	7,966	17,286
Other prepaid expenses	25,000	975
Total current assets	341,716	774,936

Property and equipment, net	51,365	60,309

Other assets:
Vehicle deposits	86,000	86,000
Other deposits	7,400	4,600
License	50,000	50,000
Total other assets	143,400	140,600
Total assets	$536,481	$975,845

Liabilities and stockholders’ equity

Commitments and contingencies

Liabilities
Accounts payable	$-	$1,074
Accrued interest on loans payable to related parties	6,015	3,550
Loans payable to related parties	100,000	100,763
Deferred rent	1,161	1,711
Total liabilities	107,176	107,098

Stockholders’ equity
Common stock; no par value
Authorized: 100,000,000 shares at September 30, 2015 and December 31, 2014 Issued and outstanding: 33,523,599 at September 30, 2015 and 33,437,886 at December 31, 2014	1,945,621	1,915,621
Accumulated deficit	(1,516,316)	(1,046,874)
Total stockholders’ equity	429,305	868,747
Total liabilities and stockholders’ equity	$536,481	$975,845

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statements of Operations

(unaudited)

	3 Months Ended		9 Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Operating revenue	$-	$-	$-	$-

Operating expenses:

R&D	27,140	-	47,580	-
General & Administrative	131,885	163,689	412,888	339,280
Total operating expenses	159,025	163,689	460,468	339,280

Net loss from operations	(159,025)	(163,689)	(460,468)	(339,280)

Interest expenses	(3,024)	(937)	(8,974)	(937)

Net loss before income taxes	(162,049)	(164,626)	(469,442)	(340,217)

Provision for income taxes	-	-	-	-

Net loss	$(162,049)	$(164,626)	$(469,442)	$(340,217)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common equivalent shares outstanding, basic and diluted (1)	33,523,599	31,755,553	33,504,468	19,813,426

(1)	Earnings per share and weighted average shares outstanding have been restated to reflect a 1 for 4 stock split in May 2014

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statements of Cash Flows

(unaudited)

	9 Months Ended
	September 30, 2015	September 30, 2014
Cash flows provided by (used for) operating activities:

Net loss	$(469,442)	$(340,217)

Adjustments to reconcile net profit to net cash provided by (used for) operating activities:
Depreciation	14,050	6,109
Issuance of common stock for services	-	12,700

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Deposits	(2,800)	(2,200)
Prepaid rent	9,320	9,100
Other prepaid expenses	(24,025)	-
Accounts payable	(1,074)	12,322
Accrued interest on loans payable to related party	2,466	526
Deferred rent	(550)	-

Net cash used for operating activities	(472,055)	(301,660)

Cash flows provided (used) for investing activities:
Purchase of property and equipment	(5,107)	(57,636)

Net cash used for investing activities	(5,107)	(57,636)

Cash flows provided (used) by financing activities:
Proceeds from related party advances	-	150,000
Payments made on related party advances	(763)	(51,000)
Proceeds from issuance of common stock	30,000	680,425

Net cash provided by financing activities	29,237	779,425

Net increase (decrease) in cash	(447,925)	420,129
Cash, beginning of year	756,675	261,911
Cash, end of period	$308,750	$682,040

Supplemental disclosure of cash flow information
Income tax payment	$-	$-
Interest payment	$6,508	$411

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed balance sheets at September 30, 2015 and December 31, 2014; (ii) the condensed statements of operations for the three and nine month periods ended September 30, 2015 and 2014; and (iii) the condensed statements of cash flows for the nine month periods ended September 30, 2015 and 2014. However, the accompanying unaudited condensed financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed balance sheet, included in this report, as of December 31, 2014 was derived from our 2014 audited financial statements, but does not include all disclosures required by U.S. GAAP.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2050 Motors, Inc. Form 8-K filed with the U.S. Securities and Exchange Commission on March 31, 2015.

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

Cash and Cash Equivalents

Cash is commonly considered to consist of currency and demand deposits. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three and nine months ended September 30, 2015 and 2014, respectively.

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

Depreciation for the three and nine month periods ended September 30, 2015 totaled $4,834 and $14,050, respectively. Depreciation for the three and nine month periods ended September 30, 2014 totaled $3,762 and $6,109, respectively.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the three and nine months ended September 30, 2015, and 2014, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti- dilutive during those periods. There were no warrants, options, or other stock equity outstanding as of September 30, 2015 and 2014.

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

4. VEHICLE DEPOSITS

2050 Motors purchased three prototype test models for delivery into the United States. One will undergo an advanced crash test known in the Automobile Safety Industry as the “overlap crash test” designed by the Insurance Institute for Highway Safety. The other two will be used for marketing and sales purposes. Actual production line models are not expected to be deliverable until year 2016.

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

6. LOANS PAYABLE TO RELATED PARTIES

On June 30, 2014, the Company borrowed $50,000 from a shareholder. The loan bears 12% interest. The entire amount plus interest was fully paid on July 25, 2014.

2050 Motors, Inc.

Notes to Condensed Financial Statements (Unaudited)

On August 29, 2014 and September 30, 2014, the Company borrowed two loans for a total amount of $100,000 from a shareholder. The loans carried interest of 12% and matured on February 28, 2015 and March 30, 2015, respectively. During March 2015, the maturity date of the notes were extended by twelve months. The entire balance plus accrued interest were outstanding as of September 30, 2015.

During the year ended December 31, 2013, a third party advanced funds to the Company for the amount of $40,067. The advance is due upon demand and bears no interest. As of September 30, 2015 and December 31, 2014, the outstanding balance due to this third party was $0, and $763, respectively.

7. COMMITMENTS AND CONTINGENCIES

In November 2013, the Company signed a new facility lease. The monthly lease amount is $2,400. The lease term commenced on December 15, 2013 and will expire on December 31, 2015.

Effective September 16, 2015, the Company renewed its residential lease agreement in California for its traveling consultants. Effective September 2015, the Company extended the lease agreement for one more year with a new monthly amount of $2,300. The lease expires on September 15, 2016.

Effective March 1, 2014, the Company signed a four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month.

Rent expense was $21,807 and $66,920 for the three and nine months ended September 30, 2015. Rent expense was $19,500 and $51,900 for the three and nine months ended September 30, 2014.

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
92,000

7. COMMITMENTS AND CONTINGENCIES (Continued)

As part of the license agreement, the Company is committed to pay expenses related to any required airbag testing procedures. The cost of these airbags could be as little as $500,000 or as much as $2 million.

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of September 30, 2015.

8. EQUITY

During the nine months ended September 30, 2015, the Company issued 85,713 shares of Company’s common stock for $0.35 per share for a total cash amount of $30,000.

9. SUBSEQUENT EVENT

On October 9, 2015, the Company issued an aggregate of 225,000 shares to three unaffiliated persons and entities for services rendered to the Company in the fourth quarter of 2015. The Company recorded an expense of $96,750 for such issuances.

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

The Company completed the acquisition of all of the issued and outstanding capital stock of 2050 Motors on May 2, 2014. The acquisition was effected pursuant to the terms of a Plan and Agreement of Reorganization (the “Agreement”) entered into on February 5, 2014, by and between the Company, 2050 Motors and Certain Shareholders of 2050 Motors. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of 2050 Motors in exchange for 24,994,670 post-split shares of the Company’s common stock (aggregating approximately 82% of its issued and outstanding common stock).

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

The exclusive license contract between 2050 Motors and Aoxin Automobile requires that 2050 Motors complete US crash testing according to US Department of Transportation (“DOT”) safety standards. 2050 Motors has entered into negotiations with Calspan Corporation (‘Calspan”). Calspan is committed to the evolution of safety in the air and on the ground, and has assisted in developing new aircraft; training world-class test pilots; performing ground-breaking automobile accident research; and contributing to safety innovations on the ground and in the air over its 70-year history. It’s important to note that one of the three demonstration vehicles that are scheduled to be shipped to the United States in December 2015 will be used to evaluate this overlap crash test at Calspan’s facilities early in 2016. The Company expects that this will be a definitive evaluation of the effectiveness of the design modifications incorporated into the e-Go EV vehicle. There is no assurance that the e-Go EV will pass this crash test early in 2016 or at any other time.

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

The body components are built out of carbon fiber which is five times stronger than steel and one third its weight constructed over a strong ultralight aluminum frame chassis and race car suspension. This ensures that the vehicle will be the safest and strongest ever built for the consumer market. It will also be the most efficient vehicle ever built, capable of achieving over 150 miles to the gallon energy equivalent.

In early 2014, Yancheng Municipal State-Owned Asset Investment Group, Co. Ltd. (YMSIG), an investment and property development company founded by the Yancheng Municipal Government, purchased Jiangsu Aoxin New Energy Automobile, Co. Ltd. from Dongfeng Motor, Co. Ltd. YMSIG has made major equity investments in the real estate, finance, engineering, culture, science and technology industries in the Yancheng, Jiangsu Province.

With YMSIG’s new investment, Aoxin Automobile started building in late 2014 a 200,000 sq. ft. (4.5 acre) Manufacturing Plant in Jiangsu to produce 20,000 units annually of all carbon fiber electric cars with an aluminum chassis robotic welding production line and a high-temperature, high-pressure, vacuum-assisted carbon fiber molding production line. The new electric car technology has obtained more than 20 patents in China, among them there are 11 invention patents and also more than 20 patents in the application process. The official opening of the plant was in January 20, 2015 but the actual start of the production line for manufacturing is scheduled for the end of 2015.

The e-Go EV demonstration model will arrive in November 2015 after long delays for design improvements to meet the 2017 US DOT requirements. 2050 Motors will schedule a high profile press conference in Las Vegas to showcase the vehicle upon its arrival.

2050 Motors is interested in strong lightweight vehicles that can be used as pure electrics, hybrids, and fuel cell or high efficiency alternative fuel vehicles. 2050 Motors’ focus is on low carbon footprints for today’s cars.

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

Results of Operation for the nine months ended September 30, 2015 and 2014

During the nine months ended September 30, 2015 and 2014, the Company incurred research and development expenses of $47,580 and $0 respectively. Research and development expenses were related to exploring hydrogen rich alcohol engines and solar battery technologies.

During the nine months ended September 30, 2015 and 2014, the Company had no revenues. During the nine months ended September 30, 2015, the Company incurred operating expenses of $460,468 consisting primarily of consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the nine months ended September 30, 2014 the Company incurred operating expenses of $339,280 consisting primarily of expenses related to the Company’s consulting expenses in connection with the commercialization of the e-Go-EV as well as professional expenses related to the Company’s SEC compliance with its reporting obligations. These operating expenses combined with a lack of revenues resulted in net losses of $(469,442) and $(340,217) for the nine month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014 the Company had stockholders’ equity of $429,305 and $868,747, respectively. The decrease in stockholders’ equity was due to net loss of $469,442 and issuance of stock for $30,000.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of September 30, 2015 we had an accumulated deficit of $1,516,316. As of September 30, 2015, we had cash of $308,750 and working capital of $234,540.

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

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our automobile business. However, we do not expect to start generating revenues from our operations for another 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 9, 2015, the Company issued an aggregate of 225,000 shares to three unaffiliated persons and entities for services rendered to the Company in the fourth quarter of 2015. The Company recorded on its books an expense $96,750 for such issuance. The issuance was made as a private placement.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. Each prospective investor was given the Company’s Form 10-K and Form 10-Q’s previously filed with the SEC. These filings included all material aspects of an investment in us, including the business, management, offering details, risk factors and consolidated financial statements. It is the belief of management that each of the individuals who invested has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment and therefore did not need the protections offered by registering their shares under Securities and Act of 1933, as amended. Each investor represented that they were acquiring the shares for their own accounts, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

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

2050 MOTORS, INC.

Date: November 13, 2015	/s/ Michael Hu
Michael Hu, President
(Principal Executive Officer)

Date: November 13, 2015	/s/ Michael Hu
Michael Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1 *	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

