Form 10-K
period 2015-12-31
2050 MOTORS, INC.
filed 2016-04-06
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 0-192227

2050 MOTORS, INC.

(Exact name of small business issuer as specified in its charter)

California	95-4040591
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

3420 Bunkerhill Drive, North Las Vegas, Nevada 89032

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
(Do not check if smaller reporting company)

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 4, 2015 was $1,446,900.

As of April 4, 2016, there were 33,748,599 shares of Common Stock, no par value, outstanding.

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

Two demonstration vehicles were received from Aoxin in the fourth quarter of 2015. One of the demonstration vehicles was showcased to the American public at the William Carr Gallery in Las Vegas, Nevada. This vehicle will remain for public viewing at the gallery until April 30, 2016. 2050 Motors intends to eventually crash test eight (8) e-Go EV vehicles by the end of 2016. However, before this is done, design of the airbags must also be completed by Aoxin Automobile. Aoxin is currently designing an airbag system for the e-Go EV however 2050 Motors cannot predict at this time whether the airbag system will suffice for the US market and/or may require additional airbags for successful crash testing. In addition, Aoxin Automobile has stated that the e-Go EV will be equipped with US DOT approved parts and equipment; these are, windshield, tires, breaking system, etc. 2050 Motors does not know at the present time if all the equipment on the e-Go EV will be DOT compliant, and 2050 Motors may or may not have to re-equip the parts, if any, either in China or the United States.

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

Item 1A. Risk Factors.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated April 5, 2015, our independent registered public accounting firm stated that our financial statements for the fiscal year ended December 31, 2015 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses and cash used in operations for the past two years. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals, and there can be no assurances that such methods will prove successful. In addition, we most likely will need to raise monies for future development costs. Even though these development costs may be incurred over a three to five year period, we may be unable to raise the funds necessary to cover such costs. Therefore, there is no assurance that further capital can be raised, which if not raised will substantially change our plans to develop our electric car business.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We lease approximately 2,000 square feet of office space for $2,400 per month in Summerlin near Las Vegas, Nevada on a lease expiring on December 15, 2015. We continued this lease on a monthly basis until February 29, 2016, at which time we had no further need for this space and we surrendered the leased space. On January 1, 2014, we sublet 1,400 square feet of office space in Los Angeles, California from two of our shareholders, on a month to month lease for $1,900 per month. On March 1, 2014, we signed a three year lease for 4,000 square feet of industrial space in Las Vegas, Nevada at a cost of $2,200 per month. We believe that these facilities are suitable for our needs for the foreseeable future.

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

In view of the above, shareholders may utilize Rule 144 for the sale of their shares at any time, assuming all of the other requirements set forth above are met.

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

On April 4, 2016, the closing price of our common stock reported on the OTCQB was $____ per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

	High Bid	Low Bid

Fiscal Year Ending December 31, 2013

Quarter Ended March 31, 2013	$.05	$.04
Quarter Ended June 30, 2013	$.20	$.05
Quarter Ended September 30, 2013	$.15	$.04
Quarter Ended December 31, 2013	$.10	$.06

Fiscal Year Ending December 31, 2014

Quarter Ended March 31, 2014	$1.79	$.06
Quarter Ended June 30, 2014	$4.40	$.51
Quarter Ended September 30, 2014	$1.24	$.80
Quarter Ended December 31, 2014	$3.00	$1.01

Fiscal Year Ending December 31, 2015

Quarter Ended March 31, 2015	$2.45	$1.01
Quarter Ended June 30, 2015	1.68	0.76
Quarter Ended September 30, 2015	0.75	0.36
Quarter Ended December 31, 2015	0.49	0.16

Fiscal Year Ending December 31, 2016

January 1 thru March 31, 2016	0.18	0.16
April 1 thru April 4, 2016

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

Between February 15 and March 11, 2015, the Registrant sold 85,713 shares of its common stock to four “accredited” investors for an aggregate purchase amount of $30,000.

On October 9, 2015, the Registrant issued 225,000 shares of its common stock to three consultants for services rendered valued at $48,375.

All of the issuances by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). No commissions were paid relating to the issuance of the securities. The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships. They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

The exclusive license contract between 2050 Motors and Aoxin Automobile requires that 2050 Motors complete US crash testing according to US Department of Transportation (“DOT”) safety standards. 2050 Motors has entered into negotiations with Calspan Corporation (“Calspan”). Calspan is committed to the evolution of safety in the air and on the ground, and has assisted in developing new aircraft; training world-class test pilots; performing ground-breaking automobile accident research; and contributing to safety innovations on the ground and in the air over its 70-year history. It’s important to note that one of the three demonstration vehicles shipped to the United States in February, 2016 will be used to evaluate this overlap crash test at Calspan’s facilities during the summer of 2016. This will be a definitive evaluation of the effectiveness of the design modifications incorporated into the e-Go EV vehicle. There is no assurance that the e-Go EV will pass this crash test in June 2016 or at any other time.

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

2050 Motors projects expenses associated with its business over the next 6 months to be approximately $1,000,000. The primary cost component will be related to meeting the crash testing requirements of the DOT.

Costs and Resources

The Company is currently pursuing additional funding resources that will enable it to maintain its current and planned operations through the next 6 months. The Company anticipates, however, that it will need to raise additional capital in order to sustain and grow its operations over the next few years.

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

Results of Operation for the years ended December 31, 2015 and 2014

During the years ended December 31, 2015 and 2014, the Company had no operating revenues. During the year ended December 31, 2015, the Company incurred operating expenses of $731,524 consisting primarily of R&D expenses, consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the year ended December 31, 2014, the Company incurred operating expenses of $546,072. These operating expenses combined with a lack of operating revenues resulted in net losses of $(728,924) and $(546,072) for the periods ended December 31, 2015 and 2014, respectively. As of December 31, 2015 the Company had stockholders’ equity of $218,198 compared to a stockholders’ equity of $868,747 as of December 31, 2014. The decrease in stockholders’ equity was due to the net loss of $(728,924) for 2015 and the additional issuance of common stock by the Company at $78,375.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of December 31, 2015, we had an accumulated deficit of $1,775,798. As of December 31, 2015, we had cash of $81,984 and working capital of $31,011.

To date, we have funded our operations through short-term debt and equity financing. From inception, we have borrowed approximately $150,000 as an advance from our largest stockholder. In May 2014, we agreed to issue 106,000 shares of common stock to Alfred E. Booth, Jr., our largest stockholder) in full satisfaction of $106,412, which was the total owed to Mr. Booth, Jr. as of that date. The Company completed private placements during the year ended December 31, 2014 with the receipt of aggregate proceeds of $955,400 from the sale of 2,741,146 shares of its common stock at $0.35 per share. The proceeds from the sale of equity were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market, develop and sell electric automobiles. During the year ended December 31, 2015, the Company issued 310,713 shares of its common stock, 85,713 shares for cash proceeds totaling $30,000 and 225,000 shares for services valued at $48,375.

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

Off-balance Sheet Arrangements

Since our inception through December 31, 2015, we have not engaged in any off-balance sheet arrangements.

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

2050 MOTORS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of 2050 Motors, Inc.

We have audited the accompanying balance sheets of 2050 Motors, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. 2050 Motors, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2050 motors, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not earned any revenues since inception and has an accumulated deficit $1,775,798 as of December 31, 2015, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Farber Hass Hurley LLP

Chatsworth, CA

April 5, 2016

2050 Motors, Inc.

Balance Sheets

	As of	As of
	December 31, 2015	December 31, 2014

Assets

Current assets:
Cash	$81,984	$756,675
Prepaid rent	-	17,286
Other prepaid expenses	25,000	975
Total current assets	106,984	774,936

Property and equipment, net	105,382	60,309

Other assets:
Vehicle deposits	24,405	86,000
Other deposits	7,400	4,600
License	50,000	50,000
Total other assets	81,805	140,600
Total assets	$294,171	$975,845

Liabilities and stockholders’ equity

Commitments and contingencies

Liabilities
Accounts payable	$3,515	$1,074
Accrued interest on loans payable to related parties	4,980	3,550
Loans payable to related parties	66,500	100,763
Deferred rent	978	1,711
Total current liabilities	75,973	107,098

Stockholders’ equity
Common stock; no par value	1,993,996	1,915,621
Authorized: 100,000,000 shares at December 31, 2015 and December 31, 2014
Issued and outstanding: 33,748,599 at December 31, 2015 and 33,437,886 at December 31, 2014
Accumulated deficit	(1,775,798)	(1,046,874)
Total stockholders’ equity	218,198	868,747
Total liabilities and stockholders’ equity	$294,171	$975,845

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Operating revenue	$-	$-

Operating expenses:

R&D	97,734	-
Interest expense	11,438	3,961
General & administrative	622,352	542,111
Total operating expenses	731,524	546,072

Net loss from operations	(731,524)	(546,072)

Other income, net	2,600	-

Loss before income taxes	(728,924)	(546,072)

Provision for income taxes	-	-

Net loss	$(728,924)	$(546,072)

Net loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average common equivalent shares outstanding, basic and diluted	33,553,057	31,589,646

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Stockholders’ Equity

	Common Stock			Total
	Number	No	Accumulated	stockholders’
	of shares	Par value	deficit	equity

Balance, December 31, 2013	30,634,670	$908,450	$(500,802)	$407,648

Shares issued for cash	2,741,146	955,400	-	955,400
Shares issued for services	62,070	51,771	-	51,771
Net loss	-	-	(546,072)	(546,072)

Balance, December 31, 2014	33,437,886	$1,915,621	$(1,046,874)	$868,747

Shares issued for cash	85,713	30,000	-	30,000
Shares issued for services	225,000	48,375	-	48,375
Net loss	-	-	(728,924)	(728,924)

Balance, December 31, 2015	33,748,599	$1,993,996	$(1,775,798)	$218,198

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Cash flows provided by (used for) operating activities:

Net loss	$(728,924)	$(546,072)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	21,628	8,016
Issuance of common stock for services	48,375	51,771

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Deposits	58,796	(2,200)
Prepaid rent	17,286	(8,186)
Other prepaid expenses	(24,025)	(975)
Accounts payable	2,441	1,074
Accrued interest on loans payable to related parties	1,430	3,550
Deferred rent	(733)	1,711

Net cash used for operating activities	(603,726)	(491,311)

Cash flows provided by (used for) investing activities:
Purchase of property and equipment	(66,702)	(68,325)

Net cash used for investing activities	(66,702)	(68,325)

Cash flows provided by (used for) financing activities:
Proceeds from related party advances	-	150,000
Payments made on related party advances	(34,263)	(51,000)
Proceeds from issuance of common stock	30,000	955,400

Net cash provided by (used for) financing activities	(4,263)	1,054,400

Net increase (decrease) in cash	(674,691)	494,764
Cash, beginning of year	756,675	261,911

Cash, end of period	$81,984	$756,675

Supplemental disclosure of cash flow information -
Income tax payment	$-	$-

Interest payment	$10,008	$411

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

Advertising and Marketing Costs

Costs incurred for producing and communicating advertising and marketing are expensed when incurred and included in selling general and administrative expenses. Advertising and marketing expense amounted to $16,764 and $720 for the years ended December 31, 2015 and 2014, respectively.

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

Depreciation is calculated using straight-line method over the assets estimated useful lives as follows:

Furniture and fixtures Leasehold	7 years
improvements Vehicles and parts	Lessor of lease term or life of related assets
Tools and equipment	3 years
5 years

Depreciation expense amounted to $21,628 and $8,016 for the years ended December 31, 2015 and 2014, respectively.

Impairment of Long-Lived Assets and Assets

The Company reviews long lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the year ended December 31, 2015 and 2014.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the years ended December 31, 2015, and 2014, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods. There were no warrants, options, or other stock equity outstanding as of December 31, 2015 and 2014.

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

Recent Accounting Pronouncement

In February 2013, the FASB issued a new accounting standard that provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. This new accounting standard was effective as of January 1, 2014. The adoption of this accounting standard did not have any impact on the Company’s financial statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The new accounting standard was effective as of January 1, 2014 and is consistent with the Company’s present practice.

In May 2014, the FASB issued ASU No. 2014-09 “ Revenue from Contracts with Customers “ (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact this guidance will have on Company’s financial position and statement of operations.

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

2050 Motors, Inc.

Notes To Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “ Presentation of Financial Statements – Going Concern” , Subtopic 205-40, “ Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management is currently evaluating the impact this guidance will have on Company’s financial position and results of operations.

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

2050 Motors, Inc.

Notes To Financial Statements

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2015 and 2014:

	2015	2014
Furniture and fixtures	$14,303	$14,303
Leasehold improvements	18,184	14,082
Vehicles and parts	80,045	18,450
Tools and equipment	22,494	21,490
	135,026	68,325
Less: accumulated depreciation	(29,644)	(8,016)
Property and equipment, net	$105,382	$60,309

5. VEHICLE DEPOSITS

2050 Motors purchased three prototype test models for delivery into the United States. One will undergo an advanced crash test known in the Automobile Safety Industry as the “overlap crash test” designed by the Insurance Institute for Highway Safety. The other two, delivered in October and November of 2015, are being used for marketing and sales purposes. Actual production line models are not expected to be deliverable until year 2016.

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

On August 29, 2014 and September 30, 2014, the Company issued two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and mature on February 28, 2015 and March 30, 2015, respectively. Under a loan addendum, the maturity of the loans have been extended until December 31, 2016. As of December 31, 2015 and 2014, the unpaid principal balance of the loans is $66,500 and $100,763 and the accrued interest is $4,980 and $3,550, respectively.

2050 Motors, Inc.

Notes To Financial Statements

7. SHORT-TERM ADVANCES (Continued)

During the year ended December 31, 2013, a third party advanced funds to the Company for the amount of $40,067. The advance is due upon demand and bears no interest. As of December 31, 2015 and December 31, 2014, the outstanding balance due to this third party was $0, and $763, respectively.

8. COMMITMENTS AND CONTINGENCIES

In November 2013, the Company signed a new facility lease. The monthly lease amount was $2,400. The lease term commenced on December 15, 2013 and terminated on December 31, 2015. The lease was continued on a month to month basis and was terminated on February 29, 2016.

Effective September 16, 2015, the Company renewed its residential lease agreement in California for its traveling consultants. Effective September 2015, the Company extended the lease agreement for one more year with a new monthly amount of $2,300. The lease expires on September 15, 2016.

Effective March 1, 2014, the Company signed a four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month. The lease expires on April 30, 2017.

In November 2014, the Company signed a one year lease agreement for a storage facility. The Company prepaid the entire lease amount with 10,000 shares of Company’s common stock for an amount of approximately $13,000. The lease terminated on November 11, 2015 and was not extended.

Rent expense amounted to $93,103 and $68,711 for the years ended December 31, 2015 and 2014, respectively.

The minimum aggregate payments due under these leases are as follows : Years ending December:

2016	44,800
2017	8,800
$53,600

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
92,000

2050 Motors, Inc.

Notes To Financial Statements

8. COMMITMENTS AND CONTINGENCIES (Continued)

As part of the license agreement, the Company is committed to pay expenses related to any required airbag testing procedures. The cost of these airbags could be as little as $500,000 or as much as $2 million.

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business.The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of December 31, 2015 and 2014.

9. INCOME TAXES

The Company did not file its income tax returns for fiscal years 2012 through 2015. Management believes that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred for these years.

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at December 31, 2015 and 2014 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2014. At December 31, 2015 and 2014, the Company had federal net operating loss carry-forwards of approximately $1,775,000 and $1,047,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	December 31, 2015	December 31, 2014
Net loss carryforward	$500,000	$290,000
Valuation allowance	(500,000)	(290,000)
Total deferred tax assets	$-	$-

2050 Motors, Inc.

Notes To Financial Statements

10. EQUITY

During the year ended December 31, 2015, the Company issued 85,713 shares of Company’s common stock for $0.35 per share for a total cash amount of $30,000.

During the year ended December 31, 2015, the Company issued 225,000 shares of Company’s common stock for $0.215 per share for a total of $48,375 of services rendered to the Company.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of December 31, 2015 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2015. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

MANAGEMENT’S REMEDIATION INITIATIVES.

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

Bernd Schaefers is a veteran self-made businessman with over 40 years of work in the media industry, thereof over 20 years in the advertising and marketing sector. Mr. Schaefers founded one of the most successful advertising production companies, Interteam Productions, in the 1970s with offices in Germany, Switzerland, France and Brazil. His client list included Lufthansa, Shell Oil, Polaroid, Reynolds, Audi and Volkswagen. He worked directly with Ferdinand Piech, now Chairman of Volkswagen, on the launch of the ‘Audi 5000’ in the United States. Mr. Schaefers was for many years co-owner of the largest movie production and distribution companies in Germany, ‘Constantin Films’, with internationally successful movies like “The Never-Ending Story”, an all-time children favorite, “The Name of the Rose”, with Sean Connery, the James Bond movie “Never Say Never Again”, also with Sean Connery, as the German distribution and financing partner, among many other movies. In parallel, Bernd Schaefers has over 30 years of involvement in renewable energy. Bernd has funded Research and Development projects with Idaho National Laboratories (INL) for CO 2 recycling, catalytic conversion of syn-gas to higher alcohols and natural gas liquefaction technologies. Mr. Schaefers has for many years been involved in the commercialization of algae production and has provided matching funds for Cal Poly’s ‘Micro-Algae Photo- Bioreactor’ program with Prof. Ilhamil Yildiz in San Luis Obispo. Mr. Schaefers was a founding member of the 110 MMGY ‘American Ethanol’ plant in Santa Maria, California, and initiator of the electrification of agricultural machinery and the creation of ‘Emission Reduction Credits’ in Santa Barbara County, California. For the past six (6) years, Bernd Schaefers has been working closely with national and international companies in developing and investing in the DHA Omega-3 Algae Oil Health Products and Alternative Fuel Algae Oil. Mr. Schaefers traveled to Siberian Russia in early 2012 to assess technology for producing fuel from recycled materials and are now engaged in developing a pyrolysis business extracting oil from over 60 million used automobile tires utilizing Russian technology in the State of Kansas. They intend to expand the operations to include algae sequestration of CO2.

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

The following table summarizes all compensation recorded by us in 2015, 2014 and 2013 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2015. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)

Michael Hu (1)	2015	0	48,000	0	0	0	0	0	48,000
Michael Hu	2014	0	50,440	0	0	0	0	0	50,440
Alfred Booth (2)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

(1)	Appointed President and Chief Financial Officer and Director on May 2, 2014.

(2)	Mr. Booth has been the President and CEO for more than 3 years. On May 2, 2014, Mr. Booth resigned as an officer and Director of the Company.

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

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Michael Hu, Pres., CFO & Dir.	9,060,000	27.1%

Common Stock	Bernd Schaefers, Sec. & Dir	1,250,000	3.7%

Common Stock	Mark R. Edwards, Ph.D., Dir.	25,000	*

Common Stock	Jayce Castell	1,794,360	5.3

Common Stock	All Directors and Officers as a Group (3 persons)	10,335,000	33.83%

*	Less than 1%

(1)	Unless otherwise indicated, based on 33,748,599 shares of common stock issued and outstanding following the acquisition of 2050 Motors. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o 2050 Motors, Inc., 3420 Bunkerhill Dr., No. Las Vegas, NV 89032.

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

	Year ended December 31,
	2015	2014
Audit Fees	$29,600	$25,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

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

FORM 8-K:

Filed October 16, 2015

Filed November 20, 2015

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of April, 2016.

2050 MOTORS, INC.

By:	/s/ Michael Hu
Michael Hu, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Michael Hu	Dated: April 6, 2016
Michael Hu
President (Principal Executive Officer) and Director

/s/ Bernd Schaefers	Dated: April 6, 2016
Bernd Schaefers
Secretary and Director

/s/ Mark R. Edwards	Dated: April 6, 2016
Mark R. Edwards, Ph.D
Director

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of amendment

3.3**	Amended and Restated By-laws

10.1**	Subordinated Convertible Promissory Note between the Company and Alfred E. Booth, Jr.

31.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2***	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on October 30, 2012.

***	Filed herewith

