Form 10-Q
period 2016-03-31
2050 MOTORS, INC.
filed 2016-05-23
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares of Common Stock, no par value, of the registrant outstanding at May 20, 2016, was 33,948,599.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 Motors, Inc.

Condensed Balance Sheets

	As of
	March 31, 2016	As of
	(unaudited)	December 31, 2015
Assets
Current assets:
Cash	$14,358	$81,984
Other prepaid expenses	40,000	25,000
Total current assets	54,358	106,984
Property and equipment, net	95,482	105,382
Other assets:
Vehicle deposits	24,405	24,405
Other deposits	7,400	7,400
License	50,000	50,000
Total other assets	81,805	81,805
Total assets	$231,645	$294,171
Liabilities and stockholders’ equity
Commitments and contingencies
Liabilities
Accounts payable	$5,215	$3,515
Accrued interest on loans payable to related parties	7,412	4,980
Loans payable to related parties	66,500	66,500
Revolving line of credit	61,900	-
Deferred rent	795	978
Total current liabilities	141,822	75,973
Stockholders’ equity
Common stock; no par value	2,025,476	1,993,996
Authorized: 100,000,000 shares at March 31, 2016 and December 31, 2015 Issued and outstanding: 33,948,599 at March 31, 2016 and 33,748,599 at December 31, 2015
Accumulated deficit	(1,935,653)	(1,775,798)
Total stockholders’ equity	89,823	218,198
Total liabilities and stockholders’ equity	$231,645	$294,171

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Operations

(unaudited)

	3 Months Ended
	March 31, 2016	March 31, 2015
Operating revenue	$-	$-
Operating expenses:
R&D	33,868	3,500
General & administrative	123,555	142,783
Total operating expenses	157,423	146,283
Net loss from operations	(157,423)	(146,283)
Interest expense	(2,433)	(2,958)
Loss before income taxes	(159,856)	(149,241)
Provision for income taxes	-	-
Net loss	$(159,856)	$(149,241)
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average common equivalent shares outstanding, basic and diluted	33,750,797	33,465,568

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Cash Flows

(unaudited)

	3 Months Ended
	March 31, 2016	March 31, 2015
Cash flows provided by (used for) operating activities:
Net loss	$(159,856)	$(149,241)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	9,900	4,558
Issuance of common stock for services	31,480	-
Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Prepaid rent	-	2,740
Other prepaid expenses	(15,000)	(500)
Accounts payable	1,700	420
Accrued interest on loans payable	2,433	2,958
Deferred rent	(184)	(183)
Net cash used for operating activities	(129,527)	(139,248)
Cash flows provided (used) for investing activities:
Purchase of property and equipment	-	(2,625)
Net cash used for investing activities	-	(2,625)
Cash flows provided (used) by financing activities:
Payments made on related party advances	-	(763)
Proceeds from revolving line of credit	61,900	-
Proceeds from issuance of common stock	-	30,000
Net cash provided by financing activities	61,900	29,237
Net (decrease) in cash	(67,627)	(112,636)
Cash, beginning of year	81,984	756,675
Cash, end of period	$14,358	$644,039
Supplemental disclosure of cash flow information -
Income tax payment	$-	$-
Interest payment	$-	$-

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2016, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015, and the cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on April 6, 2016.

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three months ended March 31, 2016 and 2015, respectively.

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

Depreciation is calculated using straight-line method over the assets

Furniture and fixtures	7 years
Leasehold improvements	Lessor of lease term or life of related assets
Vehicles and parts	3 years
Tools and equipment	5 years

Depreciation expense for the three months ended March 31, 2016 and 2015 totaled $9,900 and $4,558, respectively.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets and Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the three months ended March 31, 2016 and 2015.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the three months ended March 31, 2016, and 2015, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods. There were no warrants, options, or other stock equity outstanding as of March 31, 2016 and 2015.

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

Recent Accounting Pronouncement

In May 2014, the FASB issued ASU No. 2014-09 ” Revenue from Contracts with Customers ” (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers”. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. Management is currently evaluating the impact this guidance will have on Company’s financial position and statement of operations.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern” , Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management is currently evaluating the impact this guidance will have on Company’s financial position and results of operations.

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

4. VEHICLE DEPOSITS

Vehicle deposit represents one prototype test model for delivery into the United States in the fourth quarter of 2016. This vehicle will undergo an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”.

5. LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the e-Go EV model. The cost of this license agreement has been recognized as a long-term asset and is evaluated, by management, for impairment losses at each reporting period.

6. SHORT-TERM ADVANCES

On August 29, 2014 and September 30, 2014, the Company issued two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and mature on February 28, 2015 and March 30, 2015, respectively. Under a loan addendum, the maturity of the loans have been extended until December 31, 2016. As of March 31, 2016, the unpaid principal balance of the loans is $66,500.

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

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month. The lease expires on April 30, 2017.

In November 2014, the Company signed a one year lease agreement for a storage facility. The Company prepaid the entire lease amount with 10,000 shares of Company’s common stock for an amount of approximately $13,000. The lease terminated on November 11, 2015 and was not extended.

Rent expense amounted to $19,617 and $22,557 for the three months ended March 31, 2016 and 2015, respectively.

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

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

7. COMMITMENTS AND CONTINGENCIES (Continued)

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were no such claims outstanding as of March 31, 2016.

8. REVOLVING LINE OF CREDIT

On February 12, 2016, the Company signed a twelve month revolving line of credit agreement with a consulting firm which is also utilized for consulting services. The line amount is $100,000 and carries interest at 12% per annum. As of March 31, 2016, the outstanding balance was $61,900.

9. EQUITY

Effective January 28, 2016, the Company issued 200,000 shares of company’s common stock, valued at $0.1574 per share, to a third party in exchange for consulting and advisory services for a period of six months.

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

2050 Motors principal activity is the importation and the marketing and selling of electric automobiles. 2050 Motors, Inc. has an exclusive license, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the US Territories and Peru, the “e-Go” lightweight carbon fiber allelectric vehicle design and electric light truck, manufactured by Jiangsu Aoxin New Energy Automobile Co., LTD (“Aoxin Automobile”) located in the Peoples Republic of China (“PRC”). Aoxin Automobile is a wholly-owned subsidiary of Dongfeng Motors Corporation (“Dongfeng Motor”) which is one of the largest automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motors to develop and manufacture a lightweight, super-efficient, carbon fiber e-Go EV electric car (“e-Go EV”). Dongfeng Motor, over a five year period, invested a substantial amount of money to develop with the support of Italian engineers a new carbon fiber technology to produce carbon fiber parts at a significantly reduced cost. They also developed a lightweight aluminum racing frame to ultimately create the ultralight weight electric automobile known as the e-Go. In 2014, Yancheng Municipal State-Owned Asset Investment Group, Co. Ltd. (YMSIG), an investment and property development company founded by the Yancheng Municipal Government, purchased Aoxin Automobile from Dongfeng Motor, Co. Ltd. YMSIG has made major investments in Aoxin, which funded on a fast track schedule the completion of the e-Go automobile manufacturing facility that culminated in a grand opening ceremony on January 20, 2015.

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

Results of Operation for the three months ended March 31, 2016 and 2015

During the three months ended March 31, 2016 and 2015, the Company had no revenues. During the three months ended March 31, 2016 the Company incurred operating expenses of $159,856 consisting primarily of expenses related to research & development, marketing, engineering and consulting for SEC compliance and reporting. During the three months ended March 31, 2015, the Company incurred operating expenses of $149,241 consisting primarily of consulting fees and travel expenses and other general and administrative costs of 2050 Motors. These operating expenses combined with a lack of revenues resulted in net losses of $159,856 and $149,241 for the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015 the Company had stockholders’ equity of $89,823 and $218,199, respectively. The decrease in stockholders’ equity was due to net loss of $159,856 and the issuance of common stock for professional services valued at $31,480 during the three months ended March 31, 2016.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of March 31, 2016, we had an accumulated deficit of $1,935,653. As of March 31, 2016, we had cash of $14,358 and a negative working capital of $87,464.

To date, we have funded our operations through short-term debt and equity financing. During the first three months of 2016, the Company obtained a $100,000 revolving line of credit, and as of March 31, 2016, has drawn down $61,900 of the line. Also during the first three months of 2016, the Company issued 200,000 shares of its common stock for services valued at $31,480. The proceeds from the funding were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market, develop and sell electric automobiles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

One January 28, 2016, the Company issued 200,000 shares of company’s common stock, valued at $0.1574 per share, to a third party, in exchange for consulting and advisory services.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

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

2050 MOTORS, INC.

Date: May 23, 2016	/s/ Michael Hu
Michael Hu, President
(Principal Executive Officer)

Date: May 23, 2016	/s/ Michael Hu
Michael Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

