Form 10-Q
period 2016-06-30
2050 MOTORS, INC.
filed 2016-08-19
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

( Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Common Stock, no par value, of the registrant outstanding at August 19, 2016, was 33,948,599.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2016

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

Condensed Balance Sheets

	As of June 30, 2016	As of December 31, 2015
	(unaudited)

Assets

Current assets:
Cash	$1,868	$81,984
Prepaid rent	2,200	-
Other prepaid expenses	140,000	25,000
Deferred finance cost (current portion)	37,500	-
Total current assets	181,568	106,984

Property and equipment, net	85,582	105,382

Other assets:
Vehicle deposits	24,405	24,405
Other deposits	4,600	7,400
Deferred finance cost (non-current portion)	37,500	-
License	50,000	50,000
Total other assets	116,505	81,805
Total assets	$383,655	$294,171

Liabilities and stockholders’ equity

Commitments and contingencies

Current Liabilities
Accounts payable	$47,310	$3,515
Accrued interest on loans payable	11,808	4,980
Loans payable to related parties	66,500	66,500
Loans payable to non-related parties	82,400	-
Revolving line of credit	100,580	-
Deferred rent	611	978
Total current liabilities	309,209	75,973

Stockholders’ equity
Common stock; no par value
Authorized: 100,000,000 shares at June 30, 2016, and December 31, 2015 Issued and outstanding: 33,948,599 at June 30, 2016 and 33,748,599 at December 31, 2015	2,025,476	1,993,996
Accumulated deficit	(2,076,030)	(1,775,798)
Common stock issuable	125,000	-
Total stockholders’ equity	74,446	218,198
Total liabilities and stockholders’ equity	$383,655	$294,171

The accompanying notes are an integral part of these financial statements

2050 MOTORS, INC.

Condensed Statements of Operations (unaudited)

	3 Month Ended		6 Month Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating revenue	$-	$-	$-	$-

Operating expenses:

R&D	6,810	16,940	40,678	20,440
General & administrative	129,171	138,221	252,726	281,004
Total operating expenses	135,981	155,161	293,404	301,444

Net loss from operations	(135,981)	(155,161)	(293,404)	(301,444)

Interest expense	4,395	2,991	6,828	5,949

Loss before income taxes	(140,376)	(158,152)	(300,232)	(307,393)

Provision for income taxes	-	-	-	-

Net loss	$(140,376)	$(158,152)	$(300,232)	$(307,393)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common equivalent shares outstanding, basic and diluted	33,948,599	33,523,599	33,849,698	33,494,744

The accompanying notes are an integral part of these financial statements

2050 MOTORS, INC.

Condensed Statements of Cash Flows (unaudited)

	6 Month Ended
	June 30, 2016	June 30, 2015

Cash flows provided by (used for) operating activities:

Net loss	$(300,232)	$(307,393)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	19,800	9,218
Issuance of common stock for services	31,480	-

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Prepaid rent	(2,200)	8,380
Other prepaid expenses	10,000	(24,025)
Deposits	2,800	-
Accounts payable	43,795	11,876
Accrued interest on loans payable	6,828	(559)
Deferred rent	(367)	(366)

Net cash used for operating activities	(188,096)	(302,869)

Cash flows provided (used) for investing activities:
Purchase of property and equipment	-	(3,632)

Net cash used for investing activities	-	(3,632)

Cash flows provided (used) by financing activities:
Payments made on related party advances	-	(763)
Proceeds from non-related loans	7,400
Proceeds from revolving line of credit	100,580	-
Proceeds from issuance of common stock	-	30,000

Net cash provided by financing activities	107,980	29,237

Net decrease in cash	(80,116)	(277,264)
Cash, beginning of year	81,984	756,675
Cash, end of period	$1,868	$479,411

Supplemental disclosure of cash flow information -
Interest payments	$-	$6,508
Deferred finance cost from non-cash transaction	$75,000	$-
Common Stock issued for prepaid expenses	$125,000	$-

The accompanying notes are an integral part of these financial statements

2050 Motors , Inc.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2016, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).The unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

2050 Motors , Inc.

Notes To Condensed Financial Statements (Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three and six months ended June 30, 2016 and 2015, respectively.

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

Depreciation expense for the six months ended June 30, 2016 and 2015 totaled $19,800 and $9,218, respectively. Depreciation expense for the three months ended June 30, 2016 and 2015 totaled $9,900 and $4,658, respectively.

Impairment of Long-Lived Assets and Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the three and six months ended June 30, 2016 and 2015.

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the three and six months ended June 30, 2016, and 2015, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti-dilutive during those periods. There were no warrants, options, or other stock equity outstanding as of June 30, 2016 and 2015.

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

6. SHORT-TERM LOANS

On August 29, 2014 and September 30, 2014, the Company issued two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and matured on February 28, 2015 and March 30, 2015, respectively. Under a loan addendum, the maturity of the loans was extended until December 31, 2016. As of June 30, 2016, the total unpaid principal balance of the loans is $66,500.

The Company received a $7,400 cash advance during the second quarter of 2016 from an unrelated party. The cash advance is non-interest bearing and due on August 1, 2016.

7. PROMISSORY NOTE AND EQUITY PURCHASE AGREEMENT

The Company issued a $75,000 non-refundable Promissory Note to an investor as a pre-condition to an Equity Purchase Agreement. The promissory note bears 10% interest per annum with a one year maturity date. The note is recognized as a deferred finance charge and is being amortized over the contract period.

The Equity Purchase Agreement allows the Company to issue Put Notices and the right to sell up to $10,000,000 of its no par value common stock at 88% of its market value. The market value is based on a ten day valuation period immediately preceding the Put Notice. The right to sell the shares becomes an obligation to sell as of the closing date after the Put Notice has been issued to the investor. The investor at no time can own more than 9.99% of the Company’s common stock outstanding as of the closing date.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

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

Effective September 16, 2015, the Company renewed its residential lease agreement in California for its traveling consultants. Effective September 2015, the Company extended the lease agreement for one more year with a new monthly amount of $2,300. As of June 30, 2016, the Company discontinued its lease, which was assumed by a consultant of the Company.

During April through June 2016, the Company paid $450 per month, on a month to month basis, to rent a space at a local car gallery in order to display its prototype electric car.

In November 2014, the Company signed a one year lease agreement for a storage facility. The Company prepaid the entire lease amount with 10,000 shares of Company’s common stock for an amount of approximately $13,000. The lease terminated on November 11, 2015 and was not extended.

Rent expense amounted to $32,483 and $45,113 for the six months ended June 30, 2016 and 2015, respectively. Rent expense amounted to $12,867 and $22,557 for the three months ended June 30, 2016 and 2015, respectively.

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

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were no such claims outstanding as of June 30, 2016.

9. REVOLVING LINE OF CREDIT

On February 12, 2016, the Company signed a twelve months revolving line of credit agreement with a consulting firm which is also utilized for consulting services. The line amount is $100,000 and carries interest at 12% per annum. As of June 30, 2016, the outstanding balance was $100,580.

10. EQUITY

Effective January 28, 2016, the Company issued 200,000 shares of company’s common stock, valued at $0.1574 per share, to a third party in exchange for consulting and advisory services for a period of six months.

Effective May 2, 2016, the Company signed an agreement to receive seven months of marketing services in exchange for 835,000 shares of the Company’s common stock valued at $125,000 plus $36,000 cash. As of June 30, 2016, the Company has yet to issue the shares and is presented on the Condensed Balance Sheet as Common stock issuable. Of the $36,000 cash, $16,000 was still payable as of June 30, 2016.

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

2050 Motors principal activity is the importation and the marketing and selling of electric automobiles. 2050 Motors, Inc. has an exclusive license, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the US Territories and Peru, the “e-Go” lightweight carbon fiber all electric vehicle design and electric light truck, manufactured by Jiangsu Aoxin New Energy Automobile Co., LTD (“Aoxin Automobile”) located in the Peoples Republic of China (“PRC”). Aoxin Automobile is a wholly-owned subsidiary of Dongfeng Motors Corporation (“Dongfeng Motor”) which is one of the largest automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motors to develop and manufacture a lightweight, super-efficient, carbon fiber e-Go EV electric car (“e-Go EV”). Dongfeng Motor, over a five year period, invested a substantial amount of money to develop with the support of Italian engineers a new carbon fiber technology to produce carbon fiber parts at a significantly reduced cost. They also developed a lightweight aluminum racing frame to ultimately create the ultra light weight electric automobile known as the e-Go. In 2014, Yancheng Municipal State-Owned Asset Investment Group, Co. Ltd. (YMSIG), an investment and property development company founded by the Yancheng Municipal Government, purchased Aoxin Automobile from Dongfeng Motor, Co. Ltd. YMSIG has made major investments in Aoxin, which funded on a fast track schedule the completion of the e-Go automobile manufacturing facility that culminated in a grand opening ceremony on January 20, 2015.

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

The body components are built out of carbon fiber which is five times stronger than steel and one third its weight constructed over a strong ultra-light aluminum frame chassis and race car suspension. This ensures that the vehicle will be one of the safest and strongest ever built for the consumer market. It will also be the most efficient vehicle ever built, capable of achieving 150+ miles to the gallon energy equivalent.

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2015 states that due to our loss from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Results of Operation for the Six Months ended June 30, 2016 and 2015

During the six months ended June 30, 2016 and 2015, the Company had no revenues. During the six months ended June 30, 2016 the Company incurred operating expenses of $293,404 consisting primarily of expenses related to research & development, marketing, engineering and consulting for SEC compliance and reporting. Similarly, during the six months ended June 30, 2015, the Company incurred operating expenses of $301,444. These operating expenses plus interest expenses, along with the lack of revenues, resulted in net losses of $300,232 and $307,394 for the six month periods ended June 30, 2016 and 2015, respectively. The Company had stockholders’ equity of $74,447 and $218,199 as of June 30, 2016, and December 31, 2015, respectively. The decrease in stockholders’ equity was due to a net loss of $300,232 and the issuance, and commitment to issue, common stock for professional services valued at $156,480 during the six months ended June 30, 2016.

Equity and Capital Resources

The Company has incurred losses since inception and, as of June 30, 2016, had an accumulated deficit of $2,076,030 and common stock issuable of $125,000. As of June 30, 2016, the Company had a cash balance of $1,868 and a negative working capital of $127,641.

To date, we have funded our operations through short-term debt and equity financing. In February of 2016, the Company obtained a $100,000 revolving line of credit and, as of June 30, 2016, the outstanding balance was $100,580. Also during the first half of 2016, the Company has issued, or has committed to issue, 1,035,000 shares of its common stock for services valued at $156,480. The proceeds from the funding were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market, develop and sell electric automobiles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 2, 2016, the Company entered into an agreement with an independent consultant for cash and 835,000 shares of the Company’s common stock valued at $125,000 (the “Shares”) in exchange for services to be rendered over a seven month period. As of June 30, 2016, the Company has yet to issue the shares.

If and when the Shares are issued, the Company will rely upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the proposed share issuance and the share certificates if and when issued will be affixed with a Rule 144 restrictive legend.

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

2050 MOTORS, INC.

Date: August 19, 2016	/s/ Michael Hu
Michael Hu, President
(Principal Executive Officer)

Date: August 19, 2016	/s/ Michael Hu
Michael Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

