Form 10-Q
period 2016-09-30
2050 MOTORS, INC.
filed 2016-11-21
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares of Common Stock, no par value, of the registrant outstanding at November 21, 2016, was 37,148,599.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 Motors, Inc.

Condensed Balance Sheets

	As of September 30, 2016	As of December 31, 2015
	(unaudited)

Assets

Current assets:
Cash	$10,370	$81,984
Prepaid expenses	66,000	25,000
Deferred finance cost (current portion)	37,500	-
Total current assets	113,870	106,984

Property and equipment, net	74,623	105,382

Other assets:
Vehicle deposits	24,405	24,405
Other deposits	2,200	7,400
Deferred finance cost (non-current portion)	28,125	-
License	50,000	50,000
Total other assets	104,730	81,805
Total assets	$293,223	$294,171

Liabilities and stockholders’ (deficit) equity

Commitments and contingencies

Liabilities
Accounts payable	$69,257	$3,515
Accrued interest on loans payable	18,745	4,980
Loans payable due to related parties	62,740	66,500
Loans payable due to non-related parties	92,400	-
Revolving line of credit	101,400	-
Deferred expenses	428	978
Total liabilities	344,970	75,973

Stockholders’ (deficit) equity
Common stock and additional paid-in capital; no par value Authorized: 100,000,000 shares at September 30, 2016 and December 31, 2015
Issued and outstanding: 33,948,599 at September 30, 2016 and 33,748,599 at December 31, 2015	2,016,101	1,993,996
Accumulated deficit	(2,202,848)	(1,775,798)
Common stock issuable	135,000	-
Total stockholders’ (deficit) equity	(51,747)	218,198
Total liabilities and stockholders’ (deficit) equity	$293,223	$294,171

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statements of Operations

(unaudited)

	3 Months Ended		9 Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating revenue	$-	$-	$-	$-

Operating expenses:

R&D	10,010	27,140	50,688	47,580
General & administrative	110,997	131,885	363,723	412,888
Total operating expenses	121,007	159,025	414,411	460,468

Net loss from operations	(121,007)	(159,025)	(414,411)	(460,468)

Interest expense	6,937	3,024	13,765	8,974
Gain on sale of equipment	(1,126)	-	(1,126)	-

Loss before income taxes	(126,818)	(162,049)	(427,050)	(469,442)

Provision for income taxes	-	-	-	-

Net loss	$(126,818)	$(162,049)	$(427,050)	$(469,442)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common equivalent shares outstanding, basic and diluted	33,948,599	33,523,599	33,882,906	33,504,468

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statements of Cash Flows

(unaudited)

	9 Months Ended
	September 30, 2016	September 30, 2015

Cash flows provided by (used for) operating activities:
Net loss	$(427,050)	$(469,442)
Adjustments to reconcile net profit to net cash provided by (used for) operating activities:
Depreciation	29,585	14,050
Amortization of prepaid expenses (related to issuance of common stock for services)	89,000	-
Issuance of common stock for services	31,480	-

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Prepaid rent	-	9,320
Prepaid expenses	(5,000)	(24,025)
Deposits	5,200	(2,800)
Accounts payable	65,742	(1,074)
Accrued interest on loans payable	13,765	2,466
Deferred expenses	(550)	(550)

Net cash used for operating activities	(197,828)	(472,055)

Cash flows provided by (used) for investing activities:
Purchase of property and equipment	-	(5,107)
Sale of property and equipment	1,174	-

Net cash provided by (used) for investing activities	1,174	(5,107)
Cash flows provided by (used) by financing activities:
Proceeds from related party advances	3,140	-
Payments made on related party advances	(6,900)	(763)
Proceeds from non-related loans	17,400	-
Proceeds from revolving line of credit	102,550	-
Payments made on revolving line of credit	(1,150)	-
Proceeds from issuance of common stock	10,000	30,000

Net cash provided by financing activities	125,040	29,237

Net decrease in cash	(71,614)	(447,925)
Cash, beginning of year	81,984	756,675
Cash, end of period	$10,370	$308,750

Supplemental disclosure of cash flow information -

Interest payment	$-	$6,508
Deferred finance cost from non-cash transaction	$75,000	$-
Common stock issued for prepaid expense	$125,000	$-

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed balance sheets at September 30, 2016 and December 31, 2015; (ii) the condensed statements of operations for the three and nine month periods ended September 30, 2016 and 2015; and (iii) the condensed statements of cash flows for the nine month periods ended September 30, 2016 and 2015. However, the accompanying unaudited condensed financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed balance sheet, included in this report, as of December 31, 2015 was derived from the 2015 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred and included in selling general and administrative expenses. Advertising expense amounted to $0 for the three and nine months ended September 30, 2016 and 2015, respectively.

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
5 years

Depreciation for the three and nine month periods ended September 30, 2016 totaled $9,785 and $29,585, respectively. Depreciation for the three and nine month periods ended September 30, 2015 totaled $4,735 and

$14,050, respectively.

Impairment of Long-Lived Assets and Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the three and nine months ended September 30, 2016 and 2015.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. For the three and nine months ended September 30, 2016, and 2015, the Company has incurred losses; therefore the effect of any Common Stock equivalent would be anti- dilutive during those periods. There were no warrants, options, or other stock equity outstanding as of September 30, 2016 and 2015.

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

Foreign Currency Risk

Any significant changes in foreign currency exchange rates may have significant impact on Company’s future financial statements upon fulfilling certain purchase commitments in accordance to the license agreement disclosed in Note 5.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

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

6. SHORT-TERM ADVANCES

On August 29, 2014 and September 30, 2014, the Company issued two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and matured on February 28, 2015 and March 30, 2015, respectively. During March 2015, the maturity date of the notes were extended by twelve months. As of September 30, 2016, $59,600 of the principal balance plus accrued interest was outstanding.

The Company received a $7,400 cash advance during the second quarter of 2016 from an unrelated party. The cash advance is non-interest bearing and was due on August 1, 2016.

The Company received a $10,000 loan during the third quarter of 2016 from an unrelated party. The loan bears 12% interest and matures on March 16, 2017.

During the third quarter ended September 30, 2016, the Company received a cash advance of $3,410 from one of its executives. The cash advance is non-interest bearing and is due on demand.

7. PROMISSORY NOTE AND EQUITY PURCHASE AGREEMENT

On June 24, 2016, the Company issued a $75,000 non-refundable Promissory Note to an investor as a pre- condition to an Equity Purchase Agreement. The promissory note bears 10% interest per annum with a one year maturity date. The note is recognized as a deferred finance charge and is being amortized over the contract period.

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

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

8. COMMITMENTS AND CONTINGENCIES

In November 2013, the Company signed a new facility lease. The monthly lease amount is $2,400. The lease term commenced on December 15, 2013 and expired on December 31, 2015. The lease was continued on a month to month basis and was terminated on February 29, 2016.

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

Rent expense amounted to $8,817 and $41,300 for the three and nine months ended September 30, 2016, respectively. Rent expense amounted to $21,807 and $66,920 for the three and nine months ended September 30, 2015, respectively.

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

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of September 30, 2016.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

9. REVOLVING LINE OF CREDIT

On February 12, 2016, the Company signed a twelve months revolving line of credit agreement with a consulting firm which is also utilized for consulting services. The line amount is $100,000 and carries interest at 12% per annum. As of September 30, 2016, the outstanding balance was $101,400.

10. EQUITY

Effective January 28, 2016, the Company issued 200,000 shares of company’s common stock, valued at $0.1574 per share, to a third party in exchange for consulting and advisory services for a period of six months.

Effective May 2, 2016, the Company signed an agreement to receive seven months of marketing services in exchange for 835,000 shares of the Company’s common stock valued at $125,000 plus $36,000 cash. As of September 30, 2016, the Company has yet to issue the shares and is presented on the Condensed Balance Sheet as Common stock issuable. Of the $36,000 cash, $16,000 was still payable as of September 30, 2016.

11. SUBSEQUENT EVENTS

On October 3, 2016, the Company resolved to issue 3,000,000 shares of the Company’s common stock, valued at $0.028, to the Company’s various board members, officers, and consultants for services.

On November 1, 2016, the Company entered into four convertible promissory notes with three unrelated parties. The principle amount is $10,000 for each note and carries interest of 12% annum. All four notes mature on April 30, 2017.

On October 26, 2016, the Company signed a Convertible Promissory Note with an unrelated party. The principle amount of the note is $65,000 and accrues twelve percent interest per annum and matures on July 26, 2017, but contains an on demand provision by the Issuer. This note shall not be convertible for the first 180 days after the Issuance Date. After the 180th day, the “Conversion Price” will be the lower of: (i) a 50% discount to the lowest trading price during the previous twenty (20) trading days to the date of Conversion; or (ii) a 50% discount to the lowest trading price during the previous twenty (20) trading days before the date that this note was executed. Until the Ninetieth (90th) day after the Issuance Date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 90th day to the One Hundred and Twentieth (120th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 140%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 12th day to the One Hundred and Eightieth (180th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 145%, in addition to outstanding interest, which can be paid without the Holder’s consent. After the 180th day up to the Maturity Date this Note shall have a cash redemption premium of 150% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest if any, which may only be paid by the Company upon Holder’s prior written consent.

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

2050 Motors principal activity is the importation and the marketing and selling of electric automobiles. 2050 Motors, Inc. has an exclusive license, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the US Territories and Peru, the “e-Go” lightweight carbon fiber all electric vehicle design and electric light truck, manufactured by Jiangsu Aoxin New Energy Automobile Co., LTD (“Aoxin Automobile”) located in the Peoples Republic of China (“PRC”). Aoxin Automobile is a wholly-owned subsidiary of Dongfeng Motors Corporation (“Dongfeng Motor”) which is one of the largest automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motors to develop and manufacture a lightweight, super-efficient, carbon fiber e-Go EV electric car (“e-Go EV”). Dongfeng Motor, over a five year period, invested a substantial amount of money to develop with the support of Italian engineers a new carbon fiber technology to produce carbon fiber parts at a significantly reduced cost. They also developed a lightweight aluminum racing frame to ultimately create the ultra-lightweight electric automobile known as the e-Go. In 2014, Yancheng Municipal State-Owned Asset Investment Group, Co. Ltd. (YMSIG), an investment and property development company founded by the Yancheng Municipal Government, purchased Aoxin Automobile from Dongfeng Motor, Co. Ltd. YMSIG has made major investments in Aoxin, which funded on a fast track schedule the completion of the e-Go automobile manufacturing facility that culminated in a grand opening ceremony on January 20, 2015.

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

The body components are built out of carbon fiber which is five times stronger than steel and one third its weight constructed over a strong ultra light aluminum frame chassis and race car suspension. This ensures that the vehicle will be one of the safest and strongest ever built for the consumer market. It will also be the most efficient vehicle ever built, capable of achieving 150+ miles to the gallon energy equivalent.

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

Results of Operation for the Nine Months ended September 30, 2016 and 2015

During the nine months ended September 30, 2016 and 2015, the Company had no operation revenues. During the nine months ended September 30, 2016 the Company incurred operating expenses of $414,411 consisting primarily of expenses related to research & development, marketing, engineering and consulting for SEC compliance and reporting. Similarly, during the nine months ended September 30, 2015, the Company incurred operating expenses of $460,468. These operating expenses plus interest expenses, along with the lack of revenues, resulted in net losses of $427,050 and $469,442 for the nine-month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company has a stockholders’ deficit of $51,747 compared to a stockholders’ equity of $218,198 on September 30, 2015. The decrease in stockholders’ equity was due to a net loss of $427,050 and the issuance, and commitment to issue, common stock valued at $157,105 during the nine months ended September 30, 2016.

Equity and Capital Resources

As of September 30, 2016, the Company has an accumulated deficit of $2,202,848 and common stock issuable of $135,000. As of September 30, 2016, the Company has a cash balance of $10,370 and a negative working capital of $231,100.

To date, we have funded our operations through short-term debt and equity financing. In February of 2016, the Company obtained a $100,000 revolving line of credit and, as of September 30, 2016, the outstanding balance is $101,400. During the nine months ended September 30, 2016, the Company has issued, or has committed to issue, 1,035,000 shares of its common stock for services valued at $156,480 and 200,000 shares for cash totaling $10,000. The proceeds from the funding were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market, develop and sell electric automobiles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2016, the Company sold 200,000 shares of its restricted common stock to an unrelated third party for $10,000.

On October 3, 2016, the Board of Directors authorized the issuance of an aggregate of 3,000,000 shares to 9 individuals. All of the issuees were officers, directors or consultants to the Company. The shares were issued for services rendered to the Company over the last year and were valued at $0.028, which was 60% of the average quoted price of the stock for the last five trading days.

On October 26, 2016, the Company signed a Convertible Promissory Note (the “Note”) with an unrelated party. The principle amount of the note is $65,000 and accrues twelve percent interest per annum and matures on July 26, 2017, but contains an on demand provision by the Issuer. This note shall not be convertible for the first 180 days after the Issuance Date. After the 180th day, the “Conversion Price” will be the lower of: (i) a 50% discount to the lowest trading price during the previous twenty (20) trading days to the date of Conversion; or (ii) a 50% discount to the lowest trading price during the previous twenty (20) trading days before the date that this note was executed.

On November 1, 2016, the Company executed four $10,000 Subordinated Convertible Promissory Notes (the “Notes) with three third party investors. The Notes are (i) due and payable on or before April 30, 2017, (ii) carry and interest rate of 12% per annum payable monthly and (iii) are convertible into common stock at $0.075 per share.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. Each prospective investor had access to the Company’s Form 10-K and Form 8-K’s previously filed with the SEC. These filings included all material aspects of an investment in us, including the business, management, offering details, risk factors and consolidated financial statements. It is the belief of management that each of the individuals who invested has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment and therefore did not need the protections offered by registering their shares under Securities and Act of 1933, as amended. This offering was not accompanied by general advertisement or general solicitation and any Note or share certificates to be issued upon conversion will be issued with a Rule 144 restrictive legend. No commissions were paid in regard to any of the offerings.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures.

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

2050 MOTORS, INC.

Date: November 21, 2016	/s/ Michael Hu
Michael Hu, President
(Principal Executive Officer)

Date: November 21, 2016	/s/ Michael Hu
Michael Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

