Form 10-K
period 2016-12-31
2050 MOTORS, INC.
filed 2017-04-17
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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
(Do not check if smaller reporting company)

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was $3,725,904.

As of April 13, 2017, there were 37,148,599 shares of Common Stock, no par value, outstanding.

Documents Incorporated By Reference. None

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

PART I

Item 1. Description of Business.

History and Development of the Company

2050 Motors, Inc. has an exclusive license, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the US Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle design and electric light truck to be manufactured by Jiangsu Aoxin New Energy Automobile Co., Ltd. (“Aoxin Automobile”) located in the People’s Republic of China (“PRC”). Aoxin Automobile was a wholly-owned subsidiary of Dongfeng Motor Corporation (“Dongfeng Motor”), which is one of the largest automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motor to develop and manufacture a lightweight, super-efficient, carbon fiber e-Go EV electric car (“e-Go EV”). Dongfeng Motor, over a five year period, invested a substantial amount of money to develop with the support of Italian engineers a new carbon fiber technology to produce carbon fiber parts at a significantly reduced cost. They also developed a lightweight aluminum racing frame to ultimately create the ultralight weight electric automobile known as the e-Go.

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

Two demonstration vehicles were received from Aoxin in the fourth quarter of 2015. One of the demonstration vehicles was showcased to the American public at the William Carr Gallery in Las Vegas, Nevada. This vehicle will remain for public viewing at the gallery until April 30, 2016. 2050 Motors intends to eventually crash test eight (8) e-Go EV vehicles by the end of 2017. However, before this is done, design of the airbags must also be completed by Aoxin Automobile. Aoxin is currently designing an airbag system for the e-Go EV however 2050 Motors cannot predict at this time whether the airbag system will suffice for the US market and/or may require additional airbags for successful crash testing. In addition, Aoxin Automobile has stated that the e-Go EV will be equipped with US DOT approved parts and equipment; these are, windshield, tires, breaking system, etc. 2050 Motors does not know at the present time if all the equipment on the e-Go EV will be DOT compliant, and 2050 Motors may or may not have to re-equip the parts, if any, either in China or the United States.

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

On behalf of the Company, payments of $7,750 were made for operational expenses during the second quarter of 2016 by a related party. The non-interest payable was due on August 1, 2016.

The Company received a $10,000 loan during the third quarter of 2016 from an unrelated party. The loan bears 12% interest and matures on March 16, 2017.

During the third quarter ended September 30, 2016, the Company received a cash advance of $3,410 from one of its executives. The cash advance was non-interest bearing and was paid as of year-end.

During the year ended December 31, 2016, the Company agreed to issue 3,200,000 shares for services at a price between $0.157 to $0.075, for a total of $256,480. Additionally, the Company agreed to issue 835,000 shares of common stock for marketing services at a per share price of $0.1497 for a total consideration of $125,000. As of December 31, 2016, these shares are yet to be issued and have been recorded as common stock issuable.

The Company also agreed to issue 200,000 shares of its common stock a $0.05 per share for $10,000 cash.

During the year ended December 31, 2016, the Company recorded $44,000 as capital contribution for the fair market value of services provided by the officer of the Company.

During the year ended December 31, 2016, the Company recorded $16,000 as additional paid in capital for the beneficial conversion feature on four convertible notes of $10,000 each.

On June 24, 2016, the Company issued a $75,000 nonrefundable Promissory Note to an investor as a pre condition to an Equity Purchase Agreement. The promissory note bears 10% interest per annum with a one year maturity date. This note resulted in a $75,000 deferred equity issuance cost and is being amortized over the contract period. During the year ended December 31, 2016, the Company recorded $18,750 in amortization of the deferred equity issuance costs for the Equity Purchase Agreement.

On October 26, 2016, the Company signed a Convertible Promissory Note with an unrelated party. The principle amount of the note is $65,000 and accrues twelve percent interest per annum and matures on July 26, 2017, but contains an on demand provision by the Issuer. This note shall not be convertible for the first 180 days after the Issuance Date. After the 180 th day, the “Conversion Price” will be the lower of: (i) a 50% discount to the lowest trading price during the previous twenty (20) trading days to the date of Conversion; or (ii) a 50% discount to the lowest trading price during the previous twenty (20) trading days before the date that this note was executed. Until the Ninetieth (90 th ) day after the Issuance Date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 90 th day to the One Hundred and Twentieth (120 th ) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 140%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 12 th day to the One Hundred and Eightieth (180 th ) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 145%, in addition to outstanding interest, which can be paid without the Holder’s consent. After the 180 th day up to the Maturity Date this Note shall have a cash redemption premium of 150% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest if any, which may only be paid by the Company upon Holder’s prior written consent.

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

The worldwide automotive market, particularly for alternative fuel vehicles, is highly competitive today and we expect it will become even more so in the future. In 2009, no other mass produced performance highway capable electric vehicles were being sold in the United States or Europe. By December 2016, just seven years later, there are many companies selling mass produced electric vehicles. We expect greater significant competition, as more competitors enter these markets within the next several years.

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

In their report dated April 17, 2017, our independent registered public accounting firm stated that our financial statements for the fiscal year ended December 31, 2016 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses and cash used in operations for the past two years. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our continued net operating losses increase the difficulty in meeting such goals, and there can be no assurances that such methods will prove successful. In addition, we most likely will need to raise monies for future development costs. Even though these development costs may be incurred over a three to five year period, we may be unable to raise the funds necessary to cover such costs. Therefore, there is no assurance that further capital can be raised, which if not raised will substantially change our plans to develop our electric car business.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We leased approximately 2,000 square feet of office space for $2,400 per month in Summerlin near Las Vegas, Nevada on a lease expiring on December 15, 2015. We continued this lease on a monthly basis until February 29, 2016, at which time we had no further need for this space and we surrendered the leased space.

On January 1, 2014, we sublet 1,400 square feet of office space in Los Angeles, California from two of our shareholders, on a month to month lease for $1,900 per month. Effective September 16, 2015, the Company renewed its residential lease agreement in California, used for its traveling consultants. Effective September 2015, the Company extended the lease agreement for one more year with a new monthly amount of $2,300. As of June 30, 2016, the Company discontinued its lease, which was assumed by a consultant of the Company.

On March 1, 2014, we signed a three-year lease for 4,000 square feet of industrial space in Las Vegas, Nevada at a cost of $2,200 per month. The lease expires on April 30, 2017 and the Company will be continuing to lease the property on a month-to-month basis at the same costs. We believe that these facilities are suitable for our needs for the foreseeable future.

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

On April 13, 2017, the closing price of our common stock reported on the OTCQB was $0.05 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

	High Bid	Low Bid

Fiscal Year Ending December 31, 2014

Quarter Ended March 31, 2014	$1.79	$.06
Quarter Ended June 30, 2014	$4.40	$.51
Quarter Ended September 30, 2014	$1.24	$.80
Quarter Ended December 31, 2014	$3.00	$1.01

Fiscal Year Ending December 31, 2015

Quarter Ended March 31, 2015	$2.45	$1.01
Quarter Ended June 30, 2015	$1.68	$0.76
Quarter Ended September 30, 2015	$0.75	$0.36
Quarter Ended December 31, 2016	$0.49	$0.16

Fiscal Year Ending December 31, 2016

Quarter Ended March 31, 2016	$0.18	$0.16
Quarter Ended June 30, 2016	$0.18	$0.08
Quarter Ended September 30, 2016	$0.14	$0.04
Quarter Ended December 31, 2016	$0.12	$0.05

Fiscal Year Ending December 31, 2017

Quarter Ended March 31, 2017	$0.10	$0.06
April 1 thru April_13, 2017	$0.07	$0.05

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

Transfer Agent

Signature Stock Transfer, Inc., located at 2632 Coachlight Court, Plano, Texas 75093 is the registrar and transfer agent for our common stock.

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

On March 31 and October 24, 2016, the Registrant issued 200,000 and 3,000,000 shares of its common stock, respectively, to ten consultants for services rendered valued at $256,480.

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

Additional Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov .Our internet website address is http://www.2050motors.com .

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

Results of Operation for the years ended December 31, 2016 and 2015

During the years ended December 31, 2016 and 2015, the Company had no operating revenues. During the year ended December 31, 2016, the Company incurred operating expenses of $775,657 consisting primarily of R&D expenses, consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the year ended December 31, 2015, the Company incurred operating expenses of $720,086. These operating expenses combined with a lack of operating revenues resulted in net losses of $(1,033,117) and $(728,924) for the periods ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had stockholders’ deficit of $(382,189) compared to a stockholders’ equity of $218,198 as of December 31, 2015. The decrease in stockholders’ equity was due to the net loss of $(1,033,117) for 2016, the additional issuance of $256,480 of common stock for services, and $10,000 of common stock for cash the increase of $41,250 of additional paid-in-capital and the $125,000 of common stock to be issued.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of December 31, 2016, we had an accumulated deficit of $2,808,915. As of December 31, 2016, we had cash of $11,766 and a negative working capital of $579,944.

To date, we have funded our operations through short-term debt and equity financing. During the year ended December 31, 2016 the Company received $211,160 of borrowed funds, comprised of $105,960 from related parties and $105,470 from non-related parties. In addition, during the year ended December 31, 2016, the Company issued 3,200,000 shares of its common stock for services valued at $256,480. The Company also agreed to issue 200,000 shares of common stock for cash proceeds, totaling $10,000, and 835,000 shares of common stock for marketing services for a total consideration of $125,000. As of December 31, 2016, the 835,000 shares were yet to be issued and have been recorded as common stock issuable.

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

Off-balance Sheet Arrangements

Since our inception through December 31, 2016, we have not engaged in any off-balance sheet arrangements.

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

2050 MOTORS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of 2050 Motors, Inc.

We have audited the accompanying balance sheets of 2050 Motors, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2016. 2050 Motors, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 2050 motors, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not earned any revenues since inception and has an accumulated deficit $2,808,915 as of December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Farber Hass Hurley LLP

Chatsworth, CA
April 17, 2017

2050 Motors, Inc.

Condensed Balance Sheet

	As of	As of
	December 31, 2016	December 31, 2015

Assets

Current Assets
Cash	$11,766	$81,984
Other prepaid expenses	20,000	25,000

Total current assets	31,766	106,984

Property and equipment, net	64,950	105,382

Other assets:
Vehicle deposits	24,405	24,405
Other deposits	2,200	7,400
Deferred equity issuance costs, net	56,250	-
License	50,000	50,000

Total other assets	132,855	81,805

Total assets	$229,571	$294,171

Liabilities and stockholders’ (deficit) equity

Liabilities
Accounts payable	$38,629	$3,515
Accrued interest on loans payable	27,751	4,980
Accounts payable due to related parties	7,750	-
Loans payable due to related parties, net	36,050	66,500
Loans payable due to non-related parties, net	129,861	-
Revolving line of credit from related party	101,400	-
Deferred rent	244	978
Derivative liability	270,075	-

Total current liabilities	611,760	75,973

Stockholders’ (deficit) equity
Common stock; no par value Authorized: 100,000,000 shares at December 31, 2016, and December 31, 2015 Issued and outstanding: 37,148,599 at December 31, 2016 and 33,748,599 at December 31, 2015	2,260,476	1,993,996
Additional paid-in-capital	41,250
Accumulated deficit	(2,808,915)	(1,775,798)
Common stock issuable	125,000	-

Total stockholders’ (deficit) equity	(382,189)	218,198

Total liabilities and stockholders’ (deficit) equity	$229,571	$294,171

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31 2016	December 31, 2015

Operating revenue	$-	$-

Operating expenses:

Research and development costs	66,126	97,734
General & administrative	709,531	622,352
Total operating expenses	775,657	720,086

Net loss from operations	(775,657)	(720,086)

Interest expense	(230,962)	(11,438)
Net loss from derivative liability	(27,625)	-
Other income, net	1,126	2,600

Loss before income taxes	(1,033,117)	(728,924)

Provision for income taxes	-	-

Net loss	$(1,033,117)	$(728,924)

Net loss per share, basic and diluted	$(0.03)	$(0.02)

Weighted average common equivalent shares outstanding, basic and diluted	34,687,943	33,553,057

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Stockholders’ (Deficit) Equity

	Common Stock		Common	Additional		Total
	Number	No	stock	paid-in	Accumulated	stockholders’
	of shares	par value	issuable	capital	deficit	(deficit) equity

Balance, December 31, 2014	33,437,886	$1,915,621	$-	$-	$(1,046,874)	$868,747

Shares issued for cash	85,713	30,000	-	-	-	30,000
Shares issued for services	225,000	48,375	-	-	-	48,375
Net loss	-	-	-	-	(728,924)	(728,924)

Balance, December 31, 2015	33,748,599	$1,993,996	$-	$-	$(1,775,798)	$218,198

Equity issuance costs	-	-	-	(18,750)	-	(18,750)
Capitalization of unpaid officer salary	-	-	-	44,000	-	44,000
Beneficial conversion feature	-	-	-	16,000	-	16,000
Shares issued for cash	200,000	10,000	-	-	-	10,000
Shares issued for services	3,200,000	256,480	125,000	-	-	381,480
Net loss	-	-	-	-	(1,033,117)	(1,033,117)

Balance, December 31, 2016	37,148,599	$2,260,476	$125,000	$41,250	$(2,808,915)	$(382,189)

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Cash flows provided by (used for) operating activities:
Net loss	$(1,033,117)	$(728,924)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	39,258	21,628
Amortization of prepaid expenses from stock for services transactions	156,480	-
Amortization of debt discount	18,750	-
Amortization of deferred finance costs	2,141	-
Capitalization of unpaid officer salaries	44,000	-
Issuance of common stock for services	225,000	48,375
Gain on sale of property	(1,126)	-
Debt discount from derivative liability	(55,500)	-
Derivative liability	270,075	-

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Prepaid rent	-	17,286
Other prepaid expenses	5,000	(24,025)
Deposits	5,200	58,796
Accounts payable	35,114	2,441
Accrued interest on loans payable	22,771	1,430
Related party payable	7,750
Deferred rent	(734)	(733)

Net cash used for operating activities	(258,938)	(603,726)

Cash flows provided (used) for investing activities:
Purchase of property and equipment	-	(66,702)
Sale of property and equipment	2,300	-

Net cash provided by (used for) investing activities	2,300	(66,702)

Cash flows provided by (used for) by financing activities:
Payments made on related party advances	(30,450)	(34,263)
Proceeds from non-related loans	105,470	-
Proceeds from revolving line of credit from related party	102,550	-
Payments made on revolving line of credit from related party	(1,150)	-
Proceeds from issuance of common stock	10,000	30,000

Net cash provided by (used for) financing activities	186,420	(4,263)

Net (decrease) in cash	(70,218)	(674,691)
Cash, beginning of year	81,984	756,675
Cash, end of period	$11,766	$81,984
Supplemental disclosure of cash flow information -
Interest payment	$-	$10,008
Deferred equity issuance cost from non-cash transaction, net	$56,250	$-
Beneficial conversion feature from convertible loan	$16,000	$-

The accompanying notes are an integral part of these financial statements

2050 MOTORS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

2050 Motors, Inc., (the “Company”) was incorporated on October 9, 2012, in the state of Nevada to import, market, and sell electric cars manufactured in China. On October 25, 2012, 2050 Motors, Inc., entered into an agreement with Jiangsu Aoxin New Energy Automobile Co., Ltd., (“Aoxin”), located in Jiangsu, China, for the distribution in the United States of a new electric automobile, known as the e-Go EV.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Cash

Cash consists of deposits in one large national bank. At December 31, 2016 and 2015, the Company had $11,766 and $81,984 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Property, Plant & Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: tools and equipment, five years; vehicles and parts, three years; leasehold improvements, lesser of lease term or life of related asset; and furniture and fixtures, seven years.

As of December 31, 2016 and 2015, Property, plant and equipment consisted of the following:

	2016	2015
Furniture and furnishings	$14,303	$14,303
Leasehold improvements	18,184	18,184
Vehicle and parts	76,045	80,045
Tools and equipment	22,494	22,494
Total	131,026	135,026
Less: Accumulated depreciation	(66,076)	(29,644)
Property, plant and equipment, net	$64,950	$105,382

Depreciation expense was $39,258 and $21,628 for the years ended December 31, 2016 and 2015, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash accounts payable, accrued liabilities, short-term debt and derivative liability, the carrying amounts approximate their fair values due to their short maturities. We adopted ASC Topic 820, “Fair Value Measurements and Disclosures,”, which requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

We have recorded the conversion option on few notes as a derivative liability as a result of the variable conversion price, which in accordance with U.S. GAAP, prevents them from being considered as indexed to our stock and qualified for an exception to derivative accounting.

We recognize derivative instruments as either assets or liabilities on the accompanying balance sheets at fair value. We record changes in the fair value of the derivatives in the accompanying statement of operations.

Assets and liabilities measured at fair value are as follows as of December 31, 2016:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$270,075	$-	$-	$270,075
Total liabilities measured at fair value	$270,075	$-	$-	$270,075

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2015	$-
Fair value of derivative liabilities issued	242,450
Loss on change in derivative liability	27,625
Balance as of December 31, 2016	$270,075

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the years ended December 31, 2016 and 2015, the Company incurred losses. Therefore, the effect of any common stock equivalents is anti- dilutive during those periods.

The following table sets for the computation of basic and diluted earnings per share for years ended December 31, 2016 and 2015:

Basic and diluted	2016	2015
Net loss	$(1,033,117)	$(728,924)

Weighted average number of shares in computing basic and diluted net loss

Basic	34,687,943	33,553,057
Diluted	34,687,943	33,553,057

Net loss per share basic and diluted
Basic and diluted	$(0.03)	$(0.02)

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Sales

Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), shipping, importation duties and charges, third party royalties, and product sampling.

Advertising and Marketing Costs

Costs incurred for producing and communicating advertising and marketing are expensed when incurred and included in selling general and administrative expenses. Advertising and marketing expense amounted to $172,841 and $16,764 for the years ended December 31, 2016 and 2015, respectively.

Operating Overhead Expense

Operating overhead expense consists primarily of payroll and benefit related costs, rent, depreciation and amortization, professional services, and meetings and travel.

Income Taxes

The Company utilizes FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At December 31, 2016 and 2015, the Company had not taken any significant uncertain tax positions on its tax returns for period ended December 31, 2016 and prior years or in computing its tax provision for 2016. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed.

Concentration of Credit Risk

Cash is mainly maintained by one highly qualified institution in the United States. At various times, such amounts are in excess of federally insured limits. Management does not believe that the Company is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company has not experienced any losses on our deposits of cash. ..

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses a diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or statement of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements – Going Concern”, Subtopic 205-40, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this ASU apply to all entities and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We adopted this ASU in 2016 and the implementation did not have a material impact on our financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $2,808,915 as of December 31, 2016. The Company also incurred net losses of $1,033,117 and $728,924 for the years ended December 31, 2016 and 2015, respectively and had negative working capital for the years ended December 31, 2016 and 2015. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

Note 4 – VEHICLE DEPOSITS

Vehicle deposit of $24,405, as of December 31, 2016 and 2015, represents one prototype test model for delivery into the United States in late 2017. This vehicle will undergo an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”.

Note 5 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the e-Go EV model. The cost of this license agreement has been recognized as a long-term asset and is evaluated, by management, for impairment losses at each reporting period. As of December 31, 2016, no such impairment losses have been identified by the management.

Note 6 – ACCOUNTS PAYABLE DUE TO RELATED PARTIES

A related party of the Company paid $7,750 cash on behalf of the Company during the second quarter of 2016. The cash advance is non- interest bearing and was due on August 1, 2016. The amount is still unpaid and outstanding as of December 31, 2016.

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

During the year ended December 31, 2014, the Company raised two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and matured on February 28, 2015 and March 30, 2015, respectively. In March 2015, the maturity dates of the notes were extended by twelve months. The outstanding balance as of December 31, 2016 and 2015 was $36,050 and $66,050, respectively. During the years ended December 31 2016 and 2015, the Company recorded interest expense of $7,381 and $11,438, respectively, on the note.

During the third quarter ended September 30, 2016, the Company received a cash advance of $3,410 from one of its executives. The cash advance was non-interest bearing and due on demand. The advance was returned in November, 2016.

Note 8 – LOAN PAYABLE DUE TO NON RELATED PARTIES

The Company received a $10,000 loan during the third quarter of 2016 from an unrelated party. The loan bears 12% interest and matures on March 16, 2017. The Company accrued interest expense of $348 on the loan during the year ended December 31, 2016.

Note 9 – CONVERTIBLE NOTE PAYABLES

On November 1, 2016, the Company entered into four convertible promissory notes with three unrelated parties. The principle amount is $10,000 for each note and carries interest of 12% annum. All four notes mature on April 30, 2017. The notes may be converted into common stock of the Company at any time by the election of the lender at a conversion price of $0.075 per share. The Company recorded a debt discount of $16,000 for the difference in the conversion price and the fair market value on the date of agreement. The debt discount is being amortized over the term of the notes. During the year ended December 31, 2016, the Company amortized $5,332 of the debt discount. During the year ended December 31, 2016, the Company accrued interest expense of $787 on the four notes.

On October 26, 2016, the Company entered into a convertible note agreement, with an accredited investor, for $65,000. The note bears interest at 12% per annum and is due and payable on July 26, 2017. The note has financing cost of $9,500 associated with it. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The Company may prepay the note in full together with any accrued and unpaid interest plus any applicable pre-payment premium set forth in the note. Until the Ninetieth (90th) day after the Issuance Date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 90th day to the One Hundred and Twentieth (120th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 140%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 12th day to the One Hundred and Eightieth (180th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 145%, in addition to outstanding interest, which can be paid without the Holder’s consent. After the 180th day up to the Maturity Date this Note shall have a cash redemption premium of 150% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest if any, which may only be paid by the Company upon Holder’s prior written consent The note is convertible into fully paid and non-assessable shares of common stock, after 180 days from the date of the note, at a conversion price which is lower of: (i) a 50% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice; or (ii) a 50% discount to the lowest trading price during the previous twenty trading days before the date that this note was executed. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $242,500, of which $55,500 was recorded as a debt discount and the balance $186,500 was recorded as an interest expense, at inception. The derivative liability was recalculated on December 31, 2016 as $270,025 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $13,418, during the year ended December 31, 2016. The Company amortized the finance fee of $2,111 during the year ended December 31, 2016. Interest expense of $1,410 was accrued on the convertible note during the year ended December 31, 2016.

The variables used for the Binomial model are as listed below:

●	Volatility: 209%

●	Risk free rate of return: 0.67%

●	Expected term: 273 days

Note 10 – COMMITMENTS AND CONTINGENCIES

In November 2013, the Company signed a new facility lease. The monthly lease amount is $2,400. The lease term commenced on December 15, 2013 and expired on December 31, 2015. The lease was continued on a month to month basis and was terminated on February 29, 2016.

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month. The lease expires on April 30, 2017, after which it will continue on a month to month basis at the same rent.

Effective September 16, 2015, the Company renewed its residential lease agreement in California for its traveling consultants. Effective September 2015, the Company extended the lease agreement for one more year with a new monthly amount of $2,300. As of June 30, 2016, the Company discontinued its lease, which was assumed by a consultant of the Company.

Rent expense amounted to $47,717 and $93,703 for the years ended December 31, 2016 and 2015, respectively.

According to the license agreement signed between the Company and Aoxin, in order to maintain exclusive rights for the United States (US), the Company is required to purchase and sell certain amount of eGo EV model vehicles per year for a certain period of time starting from the completion of the requirements established by the United States Department of Transportation’s protocols for the eGo EV model. The table below demonstrates the required amount of vehicles that the company needs to sell per year

First year	2,000
Second year	6,000
Third year	12,000
Fourth year	24,000
Fifth year	48,000
92,000

As part of the license agreement, the Company is committed to pay expenses related to any required airbag testing procedures. The cost of these airbags could be as little as $500,000 or as much as $2 million.

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of December 31, 2016.

Note 11 – REVOLVING LINE OF CREDIT- RELATED PARTY

On February 12, 2016, the Company signed a twelve months revolving line of credit agreement with a consulting firm which is also utilized for consulting services. The line amount is $100,000 and carries interest at 12% per annum. As of December 31, 2016, the outstanding balance was $101,400.

Note 12 – INCOME TAXES

The Company did not file its tax returns for fiscal years from 2012 through 2016. Management believes that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at December 31, 2016 and 2015 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015. At December 31, 2016 and 2015, the Company had federal net operating loss carry-forwards of approximately $2,800,000 and $1,775,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	2016	2015

Net loss carryforward	$780,000	$500,000
Valuation allowance	(780,000)	(500,000)
Total deferred tax assets	$-	$-

Note 13 – PROMISSORY NOTE AND EQUITY PURCHASE AGREEMENT

On June 24, 2016, the Company issued a $75,000 nonrefundable Promissory Note to an investor as a pre condition to an Equity Purchase Agreement. The promissory note bears 10% interest per annum with a one year maturity date. The note has an associated deferred equity issuance cost and is being amortized over the contract period.

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

As of December 31, 2016, the outstanding balance of the note was $75,000.

Note 14 – EQUITY

During the year ended December 31, 2015, the Company issued 85,713 shares of the Company’s common stock at $0.35 per share for a total cash amount of $30,000.

During the year ended December 31, 2015, the Company issued 225,000 shares of the Company’s common stock at $0.215 per share for a total of $48,375 of services rendered to the Company.

During the year ended December 31, 2016, the Company agreed to issue 3,200,000 shares for services at a price between $0.157 and $0.075, and for a total of $256,480. Additionally, the Company agreed to issue 835,000 shares of common stock for marketing services at a per share price of $0.1497 for a total consideration of $125,000. As of December 31, 2016, these shares are yet to be issued and have been recorded as common stock issuable.

The Company also agreed to issue 200,000 shares of its common stock a $0.05 per share for $10,000 cash.

During the year ended December 31, 2016, the Company recorded $44,000 as capital contribution for the fair market value of services provided by the officer of the Company.

During the year ended December 31, 2016, the Company recorded $16,000 as additional paid in capital for the beneficial conversion feature on four convertible notes of $10,000 each. (See Note 9)

On June 24, 2016, the Company issued a $75,000 non-refundable Promissory Note to an investor as a pre- condition to an Equity Purchase Agreement. The promissory note bears 10% interest per annum with a one year maturity date. This note resulted in a $75,000 deferred equity issuance cost and is being amortized over the contract period. During the year ended December 31, 2016, the Company recorded $18,750 in amortization of the deferred equity issuance costs for the Equity Purchase Agreement(See Note 13).

Note 15 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2016, on January 6, 2017, the Company entered into a convertible note agreement with a third party for $78,750. The Company received $70,000, net of the financing fee of $8,750. The note is due on October 6, 2017 and carries interest at the rate of 12% per annum. The note is convertible at the lower of ; (i) a 50% discount to the lowest trading price during the previous twenty five trading days prior to the date of a conversion notice; or (ii) a 50% discount to the lowest trading price during the previous twenty five trading days before the date that this note was executed.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of December 31, 2016 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2016. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Name	Age	Position(s)

Michael Hu	62	President, Chief Financial Officer and Director

Bernd Schaefers	74	Secretary and Director

Mark R. Edwards, Ph.D	68	Director

Michael Hu was born in China. Michael received advanced educational classes and upon release he achieved a Degree in Metallurgical Engineering from Tongji University in Shanghai, China. Mr. Hu traveled to the United States in 1986 to continue his education and became a US citizen in 2000. Michael has devoted his adult life to increasing friendly relationships between the United States and China. He has concentrated categorically on projects that are Earth friendly to create a better environment for the world. In the 1990s, he assisted and invested in a photo-voltaic cell manufacturing facility that today produces the most advanced flexible photo-voltaic cells in the world with manufacturing facilities both in the United States and China. See http://www.xunlight.com .

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

Bernd Schaefers is a veteran self-made businessman with over 40 years of work in the media industry, thereof over 20 years in the advertising and marketing sector. Mr. Schaefers founded one of the most successful advertising production companies, Interteam Productions, in the 1970s with offices in Germany, Switzerland, France and Brazil. His client list included Lufthansa, Shell Oil, Polaroid, Reynolds, Audi and Volkswagen. He worked directly with Ferdinand Piech, now Chairman of Volkswagen, on the launch of the ‘Audi 5000’ in the United States. Mr. Schaefers was for many years co-owner of the largest movie production and distribution companies in Germany, ‘Constantin Films’, with internationally successful movies like “The Never-Ending Story”, an all-time children favorite, “The Name of the Rose”, with Sean Connery, the James Bond movie “Never Say Never Again”, also with Sean Connery, as the German distribution and financing partner, among many other movies. In parallel, Bernd Schaefers has over 30 years of involvement in renewable energy. Bernd has funded Research and Development projects with Idaho National Laboratories (INL) for CO 2 recycling, catalytic conversion of syn-gas to higher alcohols and natural gas liquefaction technologies. Mr. Schaefers has for many years been involved in the commercialization of algae production and has provided matching funds for Cal Poly’s ‘Micro-Algae Photo- Bioreactor’ program with Prof. Ilhamil Yildiz in San Luis Obispo. Mr. Schaefers was a founding member of the 110 MMGY ‘American Ethanol’ plant in Santa Maria, California, and initiator of the electrification of agricultural machinery and the creation of ‘Emission Reduction Credits’ in Santa Barbara County, California. For the past six (6) years, Bernd Schaefers has been working closely with national and international companies in developing and investing in the DHA Omega-3 Algae Oil Health Products and Alternative Fuel Algae Oil. Mr. Schaefers traveled to Siberian Russia in early 2012 to assess technology for producing fuel from recycled materials and are now engaged in developing a pyrolysis business extracting oil from over 60 million used automobile tires utilizing Russian technology in the State of Kansas. They intend to expand the operations to include algae sequestration of CO.

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

Mr. Edwards’ award winning Green Algae Strategy Series focuses on sustainable and affordable food and energy, (SAFE) production. His books are used in colleges, universities and institutes in over 26 countries for courses in biology, botany, biotechnology, environment, sustainability, energy engineering, world future and global hunger. Green Algae Strategy won the 2009 Independent Publisher Gold Medal for “Best Science Book.” Mr. Edwards believes the message of SAFE production is so important that he enables free color PDF downloads of his books for students, faculty and food and energy policy leaders at www.AlgaeCompetition.com .His books are also available on Amazon.com and other retailers.

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

The following table summarizes all compensation recorded by us in 2015, 2014 and 2013 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2016. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael Hu (1)	2016	0	48,000	0	0	0	0	0	48,000
Michael Hu	2015	0	50,440	0	0	0	0	0	50,440
Alfred Booth (2)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

(1)	Appointed President and Chief Financial Officer and Director on May 2, 2014.

(2)	Mr. Booth has been the President and CEO for more than 3 years. On May 2, 2014, Mr. Booth resigned as an officer and Director of the Company.

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

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Michael Hu, Pres., CFO & Dir.	9,060,000	24.4%

Common Stock	Bernd Schaefers, Sec. & Dir	1,500,000	4.0%

Common Stock	Mark R. Edwards, Ph.D., Dir.	25,000	*

Common Stock	All Directors and Officers as a Group (3 persons)	10,335,000	27.8%

*	Less than 1%

(1)	Unless otherwise indicated, based on 37,148,599 shares of common stock issued and outstanding following the acquisition of 2050 Motors. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o 2050 Motors, Inc., 3420 Bunkerhill Dr., No. Las Vegas, NV 89032.

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

None

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

Item 14. Principal Accountant Fees and Services.

During 2016 and 2015, Farber Hass Hurley, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2016, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2016.

	Year ended December 31,
	2016	2015
Audit Fees	$36,000	$29,600

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2017.

2050 MOTORS, INC.

By:	/s/ Michael Hu
Michael Hu, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Michael Hu	Dated: April 17, 2017
Michael Hu
President (Principal Executive Officer) and Director

/s/ Bernd Schaefers	Dated: April 17, 2017
Bernd Schaefers
Secretary and Director

/s/ Mark R. Edwards	Dated: April 17, 2017
Mark R. Edwards, Ph.D
Director

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of amendment

3.3**	Amended and Restated By-laws

10.1**	Subordinated Convertible Promissory Note between the Company and Alfred E. Booth, Jr.

31.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2***	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on October 30, 2012.

***	Filed herewith

