Form 10-Q
period 2017-03-31
2050 MOTORS, INC.
filed 2017-05-22
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

The number of shares of Common Stock, no par value, of the registrant outstanding at May 20, 2016, was 37,503,986.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

2050 Motors, Inc.

Condensed Balance Sheet

	As of	As of
	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets
Cash	$17,904	$11,766
Other prepaid expenses	20,000	20,000
Total current assets	37,904	31,766

Property and equipment, net	55,488	64,950
Other assets:
Vehicle deposits	24,405	24,405
Other deposits	2,200	2,200
Deferred equity issuance costs, net	46,875	56,250
License	50,000	50,000
Total other assets	123,480	132,855
Total assets	$216,872	$229,571

Liabilities and stockholders’ (deficit) equity

Liabilities
Accounts payable	$30,915	$38,629
Accrued interest on loans payable	38,821	27,751
Accounts payable due to related parties	-	7,750
Loans payable due to related parties, net	27,550	36,050
Loans payable due to non-related parties, net	167,499	129,861
Revolving line of credit from related party	101,400	101,400
Deferred rent	61	244
Derivative liability	257,100	270,075
Total current liabilities	623,346	611,760

Stockholders’ (deficit) equity
Common stock; no par value	2,282,155	2,260,476
Authorized: 100,000,000 shares at March 31, 2017, and December 31, 2016 Issued and outstanding: 37,503,986 at March 31, 2017 and 37,148,599 at December 31, 2016
Additional paid-in-capital	43,875	41,250
Accumulated deficit	(2,857,503)	(2,808,915)
Common stock issuable	125,000	125,000

Total stockholders’ (deficit) equity	(406,474)	(382,189)

Total liabilities and stockholders’ (deficit) equity	$216,872	$229,571

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Operations

(Unaudited)

	3 Month Ended
	March 31, 2017	March 31, 2016

Operating revenue	$-	$-

Operating expenses:

Research and development costs	3,000	33,868
General and administrative	68,844	123,555
Total operating expenses	71,844	157,423

Net loss from operations	(71,844)	(157,423)

Interest expense	(126,837)	(2,433)
Net loss from derivative liability	150,093	-

Loss before income taxes	(48,588)	(159,856)

Provision for income taxes	-	-

Net loss	$(48,588)	$(159,856)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common equivalent shares outstanding, basic and diluted	37,318,395	33,750,797

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Cash Flows

 (Unaudited)

	3 Month Ended
	March 31, 2017	March 31, 2016

Cash flows provided by (used for) operating activities:
Net loss	$(48,588)	$(159,856)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	9,463	9,900
Amortization of debt discount	50,528	-
Amortization of deferred finance costs	5,860	-
Capitalization of unpaid officer salaries	12,000	-
Issuance of common stock for services	10,839	31,480
Derivative lability, gain	(150,093)	-
Issuance of common stock for interest on cash advance	829	-

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Other prepaid expenses	-	(15,000)
Accounts payable	(15,464)	1,700
Accrued interest on loans payable	11,069	2,433
Related party payable	(7,750)
Deferred rent	(183)	(184)

Net cash used for operating activities	(47,612)	(129,527)

Cash flows provided by (used for) by financing activities:
Payments made on related party loans	(18,500)	-
Proceeds from non-related loans	70,000	-
Proceeds from revolving line of credit from related party	-	61,900
Payments made on revolving line of credit from related party	-	-
Proceeds from issuance of common stock	2,250	-

Net cash provided by financing activities	53,750	61,900

Net increase (decrease) in cash	6,138	(67,627)
Cash, beginning of year	11,766	81,984

Cash, end of period	$17,904	$14,358

Supplemental disclosure of cash flow information -

Interest payment	$-	$-

Deferred equity issuance cost from non-cash transaction, net	$46,875	$-

Amortization of equity finance costs from non-cash transactions	$9,375	$-

Beneficial conversion feature from convertible loan	$2,668	$-
Cash advance conversion to common stock	$7,750	$-

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed balance sheets at March 31, 2017 and December 31, 2016; (ii) the condensed statements of operations for the three month periods ended March 31, 2017 and 2016; and (iii) the condensed statements of cash flows for the three month periods ended March 31, 2017 and 2016. However, the accompanying unaudited condensed financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed balance sheet, included in this report, as of December 31, 2016 was derived from the 2016 audited financial statements, but does not include all disclosures required by U.S. GAAP.

These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on April 17, 2017.

Basis of Presentation

The accompanying financial statements were prepared in conformity with generally accepted accounting principles in the United States of America ("US GAAP").

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

Cash and Cash Equivalents

Cash consists of deposits in one large national bank. At March 31, 2017 and December 31, 2016, the Company had $17,904 and $11,766 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

As of March 31, 2017 and December 31, 2016, Property, plant and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Furniture & furnishings	$14,303	$14,303
Leasehold improvements	18,184	18,184
Vehicle and parts	76,045	76,045
Tools and equipment	22,494	22,494
Total	131,027	131,026
Less: Accumulated depreciation	(75,539)	(66,076)
Property, plant and equipment, net	$55,488	$64,950

Depreciation expense was $9,463 and $9,900 for the three months ended March 31, 2017 and 2016, respectively.

Impairment of Long-Lived Assets and Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the three months ended March 31, 2017 and 2016.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash accounts payable, accrued liabilities, short-term debt and derivative liability, the carrying amounts approximate their fair values due to their short maturities. We adopted ASC Topic 820, "Fair Value Measurements and Disclosures", which requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, "Financial Instruments," defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, "Distinguishing Liabilities from Equity," and ASC 815.

We have recorded the conversion option on few notes as a derivative liability as a result of the variable conversion price, which in accordance with U.S. GAAP, prevents them from being considered as indexed to our stock and qualified for an exception to derivative accounting.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

We recognize derivative instruments as either assets or liabilities on the accompanying balance sheets at fair value. We record changes in the fair value of the derivatives in the accompanying statement of operations.

Assets and liabilities measured at fair value are as follows as of March 31, 2017:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$257,100	$-	$-	$257,100
Total liabilities measured at fair value	$257,100	$-	$-	$257,100

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2016	$270,075
Fair value of derivative liabilities issued	137,118
Change in derivative liability	(150,093)
Balance as of March 31, 2017	$257,100

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three months ended March 31, 2017 and 2016, the Company incurred losses. Therefore, the effect of any common stock equivalents is anti- dilutive during those periods.

The following table sets for the computation of basic and diluted earnings per share for three months ended March 31, 2017 and 2016:

	2017	2016
Basic and diluted
Net loss	$(48,588)	$(159,856)

Weighted average number of shares in computing basic and diluted net loss

Basic	37,318,395	33,750,797
Diluted	37,318,395	33,750,797

Net loss per share basic and diluted
Basic and diluted	$(0.00)	$(0.00)

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

Advertising and Marketing Costs

Costs incurred for producing and communicating advertising and marketing are expensed when incurred and included in selling general and administrative expenses. Advertising and marketing expense amounted to $0 and $11,841 for the three months ended March 31, 2017 and 2016, respectively.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $2,857,503 as of March 31, 2017. The Company also incurred net losses of $48,588 and $159,856 for the three months ended March 31, 2017 and 2016, respectively and had negative working capital for the three months ended March 31, 2017 and 2016. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

Note 4 – VEHICLE DEPOSITS

Vehicle deposit of $24,405, as of March 31, 2017 and December 31, 2016, represents one prototype test model for delivery into the United States in late 2017. This vehicle will undergo an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

Note 5 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the e-Go EV model. The cost of this license agreement has been recognized as a long-term asset and is evaluated, by management, for impairment losses at each reporting period. As of March 31, 2017, no such impairment losses have been identified by the management.

Note 6 – ACCOUNTS PAYABLE DUE TO RELATED PARTIES

During the first quarter ended March 31, 2017, the Company issued 140,808 shares of common stock to a related party for payment of a $7,750 payable and $839 interest.

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

During the year ended December 31, 2014, the Company raised two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and matured on February 28, 2015 and March 30, 2015, respectively. In March 2015, the maturity dates of the notes were extended by twelve months. An additional extension to a June 30, 2017, maturity has been granted for each of the loans, with the terms remaining the same. The outstanding balance as of March 31, 2017 and December 31, 2016 was $17,050 and $36,050, respectively. During the three months ended March 31 2017 and 2016, the Company recorded an interest of $638 and $1,989, respectively, on the note

The Company received a $10,000 loan during the third quarter of 2016 from a related party. The loan bears 12% interest and matures on March 16, 2017. The loan has been extended to a June 30, 2017, maturity with the same terms. The outstanding balance on the loan as of March 31, 2017 was $10,000. The Company accrued an interest of $297 on the loan during the three months ended March 31, 2017.

During the three months ended March 31 2017 and 2016, the Company recorded an interest of $935 and $1,989, respectively, on the notes.

Note 8 – CONVERTIBLE NOTE PAYABLES

On November 1, 2016, the Company entered into four convertible promissory notes with three unrelated parties. The principle amount is $10,000 for each note and carries interest of 12% annum. All four notes mature on April 30, 2017. The notes may be converted into common stock of the Company at any time by the election of the lender at a conversion price of $0.075 per share. The Company recorded a debt discount of $16,000 for the difference in the conversion price and the fair market value on the date of agreement. The debt discount is being amortized over the term of the notes. During the three months ended March 31, 2017, the Company amortized $8,000 of the debt discount. During the three-month ended March 31, 2017, the Company accrued an interest of $1,200 on the four notes. The Company has obtained a three-month maturity extension on the notes, with similar terms.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

On October 26, 2016, the Company entered into a convertible note agreement, with an accredited investor, for $65,000. The note bears interest at 12% per annum and is due and payable on July 26, 2017. The note has financing cost of $9,500 associated with it. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The Company may prepay the note in full together with any accrued and unpaid interest plus any applicable pre-payment premium set forth in the note. Until the Ninetieth (90th) day after the Issuance Date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 90th day to the One Hundred and Twentieth (120th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 140%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 12th day to the One Hundred and Eightieth (180th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 145%, in addition to outstanding interest, which can be paid without the Holder’s consent. After the 180th day up to the Maturity Date this Note shall have a cash redemption premium of 150% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest if any, which may only be paid by the Company upon Holder’s prior written consent The note is convertible into fully paid and non-assessable shares of common stock, after 180 days from the date of the note, at a conversion price which is lower of: (i) a 50% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice; or (ii) a 50% discount to the lowest trading price during the previous twenty trading days before the date that this note was executed. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $242,500, of which $55,500 was recorded as a debt discount and the balance $186,500 was recorded as an interest expense, at inception. As of December 31, 2016, the derivative liability amounted to $270,025. The derivative liability was recalculated on March 31, 2017 as $138,450 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $18,500, during the three months ended March 31, 2017. The Company amortized the finance fee of $3,167 during the three months ended March 31, 2017. Interest expense of $1,950 was accrued on the convertible note during the three months ended March 31, 2017.

The variables used for the Binomial model are as listed below:

●	Volatility: 225%

●	Risk free rate of return: 0.91%

●	Expected term: 117 days

On January 6, 2017, the Company entered into a convertible note agreement with a third party for $78,750. The Company received $70,000, net of the financing fee of $8,750. The note is due on October 6, 2017 and carries interest at the rate of 12% per annum. The note is convertible at the lower of ; (i) a 50% discount to the lowest trading price during the previous twenty five trading days prior to the date of a conversion notice; or (ii) a 50% discount to the lowest trading price during the previous twenty five trading days before the date that this note was executed. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $137,118, of which $70,000 was recorded as a debt discount and the balance $67,118 was recorded as an interest expense, at inception. The derivative liability was recalculated on March 31, 2017 as $118,650 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $21,538, during the three months ended March 31, 2017. The Company amortized the finance fee of $2,692 during the three months ended March 31, 2017. Interest expense of $2,175 was accrued on the convertible note during the three months ended March 31, 2017.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

The variables used for the Binomial model are as listed below:

●	Volatility: 225%

●	Risk free rate of return: 0.91%

●	Expected term: 189 days

Note 9 – COMMITMENTS AND CONTINGENCIES

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month. The lease expires on April 30, 2017.

Rent expense amounted to $6,417 and $19,617 for the three months ended March 31, 2017 and 2016, respectively.

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

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary coure of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of March 31, 2017.

Note 10 – REVOLVING LINE OF CREDIT- RELATED PARTY

On February 12, 2016, the Company signed a twelve months revolving line of credit agreement with a consulting firm which is also utilized for consulting services. The line amount is $100,000 and carries interest at 12% per annum. As of March 31, 2017, the outstanding balance was $101,400. The loan balance is due on demand.

Note 11 – INCOME TAXES

The Company did not file its tax returns for fiscal years from 2012 through 2016. Management believes that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

2050 Motors, Inc.

Notes To Condensed Financial Statements (Unaudited)

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at March 31, 2017 and December 31, 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, the Company had federal net operating loss carry-forwards of approximately $2,835,000 and $2,800,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	2016	2015
Net loss carryforward	$790,000	$780,000
Valuation allowance	(790,000)	(780,000)
Total deferred tax assets	$-	$-

Note 12 – PROMISSORY NOTE AND EQUITY PURCHASE AGREEMENT

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

As of March 31, 2017, the outstanding balance of the note was $75,000.

Note 13 – EQUITY

During the three months ended March 31, 2016, the Company issued 200,000 shares of company’s common stock, valued at $0.1574 per share, to a third party in exchange for consulting and advisory services for a period of six months.

During the three months ended March 31, 2017, the Company issued 355,387 shares of common stock valued at $0.061 per share to a related party in exchange for $2,250 cash, $8,589 payment of a payable and $10,839 of consulting services.

Note 14 – SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2017, on April 25, 2017, the Company amended the terms of the convertible $65,000 note payable. Pursuant to the amended terms, the maturity date of the note was extended to January 26, 2018. The principal amount of the note was increased by $7,800 to $72,800. The Company made a payment of $33,118, the cost of the extension, pursuant to the amended terms.

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

Results of Operation for the three months ended March 31, 2017 and 2016

During the three months ended March 31, 2017 and 2016, the Company had no operating revenues. During the quarter ended March 31, 2017, the Company incurred operating expenses of $71,844 consisting primarily of R&D expenses, consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the quarter ended March 31, 2016, the Company incurred operating expenses of $157,423. These operating expenses combined with a lack of operating revenues resulted in net losses of $(48,588) and $(159,856) for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had a stockholders’ deficit of $(406,474) compared to a stockholders’ deficit of $(382,189) as of December 31, 2016. The decrease in stockholders’ equity for the three months ended March 31, 2017, was due to the net loss of $(48,588), offsetting the increase of $2,635 of additional paid-in-capital and the issuance of common stock for $2,250 cash and for $19,429 of services rendered.

Equity and Capital Resources

The Company has incurred losses since the inception of business and, as of March 31, 2017, it has an accumulated deficit of $2,857,503. As of March 31, 2016, the Company had a cash balance of $17,904 and a negative working capital of $585,441.

To date, we have funded our operations through short-term debt and equity financing. During the first three months of 2017, the Company obtained a $78,750 convertible promissory note, resulting in a net funding of $70,000. In addition, the Company has issued 36,885 shares of common stock for $2,250 cash and 318,502 shares of common stock for services valued at $19,429. The proceeds from these funding sources were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market, develop and sell electric automobiles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

One February 17, 2017, the company issued an aggregate of 355,387 shares of its common stock to one of its directors in exchange for a total consideration of $21,678, which was the fair market value of the Company’s common stock on such date. The consideration of $21,678 consisted of $2,250 in cash, $10,839 in services rendered and $8,589 in conversion of debt.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities.

As of April 30, 2017, there were four outstanding promissory notes payable with an aggregate principal amount of $40,000.00 that were in technical default due to the fact that they were not repaid prior to their maturity dates. However, the noteholders have not declared an event of default. Subsequent to April 30, 2017, the Company was in discussions with the holders of these notes to further extend the maturity dates although there can be no assurance that such discussions will result in an extension of the maturity dates of the notes or that the noteholders will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholders to accelerate the indebtedness, the noteholders may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

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

2050 MOTORS, INC.

Date: May 22, 2017	/s/ Michael Hu
Michael Hu, President (Principal Executive Officer)

Date: May 22, 2017	/s/ Michael Hu
Michael Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

