Form 10-Q/A
period 2017-03-31
2050 MOTORS, INC.
filed 2017-05-25
CIK 867028

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

The number of shares of Common Stock, no par value, of the registrant outstanding at May 20, 2017, was 37,503,986.

EXPLANATORY NOTE

On May 22, 2017, 2050 Motors, Inc. (“the Company”) filed with the Securities and Exchange Commission (“SEC”) its quarterly report on Form 10-Q for the period ended March 31, 2017 (the “Initial Form 10-Q”). The purpose of this Amendment to the Initial Form 10-Q (the “Amendment”) is to file a revised Statement of Cash Flows to replace the Statement of Cash Flows in the Initial Form 10-Q. The revised Statement of Cash Flows has corrected numbers that were inadvertently miscalculated. The only item of the Initial Form 10-Q that is modified by this Amendment is the Statement of Cash Flows. In order to preserve the nature and character of the disclosures set forth in the Initial Form 10-Q, except as expressly noted herein, this Amendment continues to speak as of the date of the Initial Form 10-Q and the Company has not updated the disclosures in this Amendment to speak as of a later date.

2050 Motors, Inc.

Statements of Cash Flows

(Unaudited)

	3 Month Ended
	March 31, 2017	March 31, 2016
Cash flows provided by (used for) operating activities:
Net loss	$(48,588)	$(159,856)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	9,463	9,900
Amortization of debt discount	108,896	-
Amortization of deferred finance costs	5,860	-
Capitalization of unpaid officer salaries	12,000	-
Issuance of common stock for services	10,839	31,480
Derivative liability, gain	(150,093)	-
Issuance of common stock for interest on cash advance	829	-

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Other prepaid expenses	-	(15,000)
Accounts payable	(7,704)	1,700
Accrued interest on loans payable	11,069	2,433
Deferred rent	(183)	(184)

Net cash used for operating activities	(47,612)	(129,527)

Cash flows provided by (used for) by financing activities:
Payments made on related party loans	(18,500)	-
Proceeds from non-related loans	70,000	-
Proceeds from revolving line of credit from related party	-	61,900
Payments made on revolving line of credit from related party	-	-
Proceeds from issuance of common stock	2,250	-

Net cash provided by financing activities	53,750	61,900

Net increase (decrease) in cash	6,138	(67,627)
Cash, beginning of year	11,766	81,984

Cash, end of period	$17,904	$14,358

Supplemental disclosure of cash flow information -

Interest payment	$-	$-

Deferred equity issuance cost from non-cash transaction, net	$46,875	$-

Amortization of equity finance costs from non-cash transactions	$9,375	$-

Beneficial conversion feature from convertible loan	$2,668	$-
Cash advance conversion to common stock	$7,750	$-

The accompanying notes are an integral part of these financial statements

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2050 MOTORS, INC.

Date: May 24, 2017	/s/ Michael Hu
Michael Hu, President (Principal Executive Officer)

Date: May 24, 2017	/s/ Michael Hu
Michael Hu, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *