Form 10-Q
period 2017-06-30
2050 MOTORS, INC.
filed 2017-08-21
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

The number of shares of Common Stock, no par value, of the registrant outstanding at August 18, 2017, was 39,003,986.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2016

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

2050 Motors, Inc.

Condensed Balance Sheets

	As of	As of
	June 30, 2017	December 31, 2016
	(unaudited)

Assets

Current Assets
Cash	$24	$11,766
Other prepaid expenses	20,000	20,000

Total current assets	20,024	31,766

Property and equipment, net	46,730	64,950

Other assets:
Vehicle deposits	24,405	24,405
Other deposits	2,200	2,200
Deferred equity issuance costs, net	-	56,250
License	50,000	50,000

Total other assets	76,605	132,855

Total assets	$143,359	$229,571

Liabilities and stockholders’ deficit equity

Liabilities
Accounts payable	$53,965	$38,629
Accrued interest on loans payable	41,502	27,751
Accounts payable due to related parties	-	7,750
Loans payable due to related parties, net	13,550	36,050
Loans payable due to non-related parties, net	158,113	129,861
Revolving line of credit from related party	101,400	101,400
Deferred rent	-	244
Derivative liability	299,476	270,075

Total current liabilities	668,006	611,760

Stockholders’ deficit equity
Common stock; no par value Authorized: 100,000,000 shares at June 30, 2017, and December 31, 2016 Issued and outstanding: 39,003,986 at June 30, 2017 and 37,148,599 at December 31, 2016	2,363,730	2,260,476
Additional paid-in-capital	9,000	41,250
Accumulated deficit	(3,022,377)	(2,808,915)
Common stock issuable	125,000	125,000

Total stockholders’ deficit equity	(524,647)	(382,189)

Total liabilities and stockholders’ deficit equity	$143,359	$229,571

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statements of Operations (unaudited)

	3 Months Ended		6 Months Ended
	June 30 2017	June 30 2016	June 30, 2017	June 30, 2016

Operating revenue	$-	$-	$-	$-

Operating expenses:

Research and development costs	3,550	6,810	6,550	40,678
General and administrative	88,449	129,171	157,293	252,726
Total operating expenses	91,999	135,981	163,843	293,404

Net loss from operations	(91,999)	(135,981)	(163,843)	(293,404)

Interest expense	(153,846)	(4,395)	(280,683)	(6,828)
Derivative liability gain	80,971	-	231,064	-

Loss before income taxes	(164,874)	(140,376)	(213,462)	(300,232)

Provision for income taxes	-	-	-	-

Net loss	$(164,874)	$(140,376)	$(213,462)	$(300,232)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common equivalent shares outstanding, basic and diluted	38,351,812	33,948,599	37,842,642	33,849,698

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Cash Flows

(unaudited)

	6 Months Ended
	June 30, 2017	June 30, 2016

Cash flows provided by (used for) operating activities:
Net loss	$(213,462)	$(300,232)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	18,220	19,800
Amortization of debt discount	99,551
Amortization of deferred finance costs	13,702
Capitalization of unpaid officer salaries	24,000
Issuance of common stock for services	10,839	31,480
Issuance of common stock for interest on cash advance	839
Derivative liability adjustment	(231,064)
Interest expense from initial derivative liability	110,464
Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Deposits	-	2,800
Prepaid rent	-	(2,200)
Other prepaid expenses	-	10,000
Accounts payable	15,336	43,795
Accrued interest on loans payable	20,327	6,828
Deferred rent	(244)
Deferred expenses	-	(367)

Net cash used for operating activities	(131,492)	(188,096)
Cash flows provided (used) by financing activities:
Payments made on related party advances	(32,500)	-
Proceeds from non-related loans	150,000	7,400
Proceeds from revolving line of credit	-	100,580
Proceeds from issuance of common stock	2,250	-

Net cash provided by financing activities	119,750	107,980
Net increase (decrease) in cash	(11,742)	(80,116)
Cash, beginning of year	11,766	81,984

Cash, end of period	$24	$1,868
Supplemental disclosure of cash flow information -
Income tax payment	$-	$-
Interest payment	$35,628	$-
Deferred equity issuance cost from non-cash transaction, net	$-	$75,000
Amortization of equity finance costs from non-cash transactions	$56,250	$-
Cash advance conversion to common stock	$7,750	$-
Common stock for prepaid expenses	$-	$125,000
Common stock for payment of non-related loans	$75,000	$-
Common stock for payment of accrued interest on non-related loans	$6,576	$-

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed balance sheets at June 30, 2017 and December 31, 2016; (ii) the condensed statements of operations for the three and six month periods ended June 30, 2017 and 2016; and (iii) the condensed statements of cash flows for the six month periods ended June 30, 2017 and 2016. However, the accompanying unaudited condensed financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed balance sheet, included in this report, as of December 31, 2016 was derived from the 2016 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Cash and Cash Equivalents

Cash consists of deposits in one large national bank. At June 30, 2017 and December 31, 2016, the Company had $24 and $11,766 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

As of June 30, 2017 and December 31, 2016, Property, plant and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Furniture & furnishings	$14,303	$14,303
Leasehold improvements	18,184	18,184
Vehicle and parts	76,045	76,045
Tools and equipment	22,494	22,494
Total	131,027	131,026
Less: Accumulated depreciation	(84,297)	(66,076)
Property, plant and equipment, net	$46,730	$64,950

Depreciation expense was $8,757 and $9,900 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $18,220 and $19,800 for the six months ended June 30, 2017 and 2016, respectively.

Impairment of LongLived Assets and Assets

The Company reviews longlived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the six months ended June 30, 2017 and 2016.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash accounts payable, accrued liabilities, short-term debt and derivative liability, the carrying amounts approximate their fair values due to their short maturities. We adopted ASC Topic 820, “Fair Value Measurements and Disclosures”, which requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of valuation hierarchy are defined as follows:

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

Assets and liabilities measured at fair value are as follows as of June 30, 2017:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$299,476	$-	$-	$299,476
Total liabilities measured at fair value	$299,476	$-	$-	$299,476

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2016	$270,075
Fair value of derivative liabilities issued	260,465
Change in derivative liability	(231,064)
Balance as of June 30, 2017	$299,476

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three months and six months ended June 30, 2017 and 2016, the Company incurred losses. Therefore, the effect of any common stock equivalents is anti- dilutive during those periods.

The following table sets for the computation of basic and diluted earnings per share for three and six months ended June 30, 2017 and 2016:

	3 Month Ended		6 Month Ended
	June 30 2017	June 30 2016	June 30, 2017	June 30, 2016
Basic and diluted
Net loss	$(164,874)	$(140,376)	$(213,462)	$(300,232)

Weighted average number of shares in computing basic and diluted net loss

Basic	38,351,812	33,948,599	37,842,642	33,849,698
Diluted	38,351,812	33,948,599	37,842,642	33,849,698

Net loss per share, basic and diluted
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Advertising and Marketing Costs

Costs incurred for producing and communicating advertising and marketing are expensed when incurred and included in selling general and administrative expenses. Advertising and marketing expense amounted to $0 for the three months ended June 30, 2017 and 2016, respectively. Advertising and marketing expense amounted to $0 for the six months ended June 30, 2017 and 2016, respectively.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $3,022,377 as of June 30, 2017. The Company also incurred net losses of $213,462 and $300,232 for the six months ended June 30, 2017 and 2016, respectively and had negative working capital for the six months ended June 30, 2017 and 2016. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 – VEHICLE DEPOSITS

Vehicle deposit of $24,405, as of June 30, 2017 and December 31, 2016, represents one prototype test model for delivery into the United States in late 2017. This vehicle will undergo an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”.

Note 5 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the e-Go EV model. The cost of this license agreement has been recognized as a long-term asset and is evaluated, by management, for impairment losses at each reporting period. As of June 30, 2017, no such impairment losses have been identified by the management.

Note 6 – ACCOUNTS PAYABLE DUE TO RELATED PARTIES

During the six months ended June 30, 2017, the Company issued 140,808 shares of common stock for payment of a related party accounts payable totaling $8,589, including penalties.

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

During the year ended December 31, 2014, the Company raised two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and matured on February 28, 2015 and March 30, 2015, respectively. Subsequently, the loans have been combined and the maturity date has been extended to April 1, 2018. The outstanding balance as of June 30, 2017 and December 31, 2016 was $3,550 and $36,050, respectively. During the three and six months ended June 30 2017, the Company recorded an interest of $305 and $943, respectively, on the note.

The Company received a $10,000 loan during the third quarter of 2016 from a related party. The loan bears 12% interest and on March 16, 2017, the original maturity date, an extension was granted to April 1, 2018. The outstanding balance on the loan as of June 30, 2017 was $10,000. The Company accrued an interest of $299 and $596 on the loan during the three and six months ended June 30, 2017.

Note 8 – CONVERTIBLE NOTE PAYABLES

On November 1, 2016, the Company entered into four convertible promissory notes with three unrelated parties. The principle amount is $10,000 for each note and carries interest of 12% annum. All four notes mature on April 30, 2017. The notes may be converted into common stock of the Company at any time by the election of the lender at a conversion price of $0.075 per share. The Company recorded a debt discount of $16,000 for the difference in the conversion price and the fair market value on the date of agreement. The debt discount is being amortized over the term of the notes. On April 30, 2017, the Company extended the term of the four notes by 90 days until July 29, 2017. The remaining debt discount is being amortized over the extended term. During the three and six months ended June 30, 2017, the Company amortized $2,667 and $10,667, respectively, of the debt discount. During the three and six months ended June 30, 2017, the Company recorded $1,185 and $2,412, respectively, of interest expense.

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

On April 25, 2017, the Company entered into a note amendment whereby, the maturity of the note was extended to January 26, 2018 and the principal was increased by $7,800 to $72,800. The Company had paid $33,118 to the note holder on April 25, 2017. The derivative liability was recalculated on June 30, 2017 as $103,516 and the difference in the value was recorded as a change in derivative liability in the income statement. The additional finance fee of $7,800 is being amortized over the remaining term of the note. The remaining debt discount of $18,500, as of the date of amendment, is also being amortized over the remaining term of the note. The Company amortized a debt discount of $9,554 and $27,851, respectively, during the three months and six months ended June 30, 2017. The Company amortized the finance fee of $3,168 and $7,041, respectively, during the three months and six months ended June 30, 2017. Interest expense of $1,923 and $4,037 was accrued on the convertible note respectively, during the three months and six months ended June 30, 2017. Additional interest of $33,118 was paid in cash on April 25, 2017, pursuant to the amended note terms.

The variables used for the Binomial model are as listed below:

●	Volatility: 206%
●	Risk free rate of return: 1.03%
●	Expected term: 98 days

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

On June 30, 2017, the Company entered into a note amendment agreement to increase the principal balance of the note by $14,100 to $92,850. The Company paid the $14,100 to the holder on July 6, 2017, to delay conversion option until September 5, 2017, pursuant to the amended terms. The derivative liability was recalculated on June 30, 2017 as $96,279 and the difference in the value was recorded as a change in derivative liability in the income statement.

The Company amortized a debt discount of $23,333 and $44,872, respectively, during the three months and six months ended June 30, 2017. The Company amortized the finance fee of $2,917 and $5,609, respectively, during the three months and six months ended June 30, 2017. Interest expense of $2,356 and $4,531 was accrued on the convertible note during the three months and six months ended June 30, 2017.

The variables used for the Binomial model are as listed below:

●	Volatility: 206%
●	Risk free rate of return: 1.03%
●	Expected term: 98 days

On April 21, 2017, the Company entered into a convertible note agreement with a third party for $58,000. The Company received $55,000, net of the financing fee of $3,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on January 30, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 61% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $85,380, of which $55,000 was recorded as a debt discount and the balance $30,380 was recorded as an interest expense, at inception.

The derivative liability was recalculated on June 30, 2017 as $67,227 and the difference in the value of $18,153, was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $13,556, during the three and six months ended June 30, 2017. The Company amortized the finance fee of $739, during the three and six months ended June 30, 2017. Interest expense of $1,335 was accrued on the convertible note during the three and six months ended June 30, 2017.

The variables used for the Binomial model are as listed below:

●	Volatility: 160%
●	Risk free rate of return: 1.2%
●	Expected term: 284 days

On May 31, 2017, the Company entered into a convertible note agreement with a third party for $28,000. The Company received $25,000, net of the financing fee of $3,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on March 15, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 61% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $37,967, of which $25,000 was recorded as a debt discount and the balance $9,967 was recorded as an interest expense, at inception.

The derivative liability was recalculated on June 30, 2017 as $32,454 and the difference in the value of $5,513, was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $2,604, during the three and six months ended June 30, 2017. The Company amortized the finance fee of $312, during the three and six months ended June 30, 2017. Interest expense of $276 was accrued on the convertible note during the three and six months ended June 30, 2017.

The variables used for the Binomial model are as listed below:

●	Volatility: 189%
●	Risk free rate of return: 1.17%
●	Expected term: 288 days

Note 9 – COMMITMENTS AND CONTINGENCIES

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month. The lease expired on April 30, 2017 and thereafter, the Company has continued leasing the space on a monthly basis at the same amount.

Rent expense amounted to $6,539 and $12,867 for the three months ended June 30, 2017 and 2016, respectively. Rent expense amounted to $12,956 and $32,483 for the six months ended June 30, 2017 and 2016, respectively.

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

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of June 30, 2017.

Note 10 – REVOLVING LINE OF CREDIT- RELATED PARTY

On February 12, 2016, the Company signed a twelve months revolving line of credit agreement with a consulting firm which is also utilized for consulting services. The line amount is $100,000 and carries interest at 12% per annum. As of June 30, 2017, the outstanding balance was $101,400.

Note 11 – INCOME TAXES

The Company did not file its tax returns for fiscal years from 2012 through 2016. Management believes that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at June 30, 2017 and December 31, 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, the Company had federal net operating loss carry-forwards of approximately $3,000,000 and $2,800,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	2017	2016

Net loss carryforward	$840,000	$780,000
Valuation allowance	(840,000)	(780,000)
Total deferred tax assets	$-	$-

Note 12 – PROMISSORY NOTE AND EQUITY PURCHASE AGREEMENT

On June 24, 2016, the Company issued a $75,000 non-refundable Promissory Note to an investor as a pre condition to an Equity Purchase Agreement. The promissory note bears 10% interest per annum with a one year maturity date. The note is recognized as a deferred finance charge and is being amortized over the contract period.

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

During the three months ended June 30, 2017, the Company issued 1,500,000 shares (See Note 13) to the note holder to convert the outstanding principal balance of $75,000 and accrued interest of $6,576. As of June 30, 2017, the outstanding balance of the note was $0.

Note 13 – EQUITY

During the six months ended June 30, 2016, the Company issued 200,000 shares of company’s common stock, valued at $0.1574 per share, to a third party in exchange for consulting and advisory services for a period of six months.

During the six months ended June 30, 2017, the Company issued 36,885 shares of company’s common stock, to a third party for $2,250 cash.

During the six months ended June 30, 2017, the Company issued 140,808 shares of company’s common stock, for payment of a related party accounts payable totaling $8,589, including penalties.

During the six months ended June 30, 2017, the Company issued 177,694 shares of company’s common stock in exchange for consulting and advisory services, valued at $10,839.

During the six months ended June 30, 2017, the Company issued 1,500,000 shares of company’s common stock, to convert a non-refundable promissory note of $75,000 along with interest accrued on the same of $6,574. The shares issued were recorded at the fair market value of $0.054 on the date of conversion notice.

Note 14 – SUBSEQUENT EVENTS

On July 24, 2017, our board of directors and the holders of a majority of the voting power of our stockholders have approved the amendment to our articles of incorporation (the “Amendment”) increasing our authorized shares of Common Stock from 100,000,000 shares to 300,000,000 shares and authorizing 10,000,000 shares of Preferred Stock. The increase in our authorized shares of Common Stock and the new 10,000,000 shares of Preferred Stock will become effective upon the filing of the Amendment with the Secretary of State of the State of California. .

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

Results of Operation for the six months ended June 30, 2017 and 2016

During the six months ended June 30, 2017 and 2016, the Company had no operating revenues. During the six months ended June 30, 2017, the Company incurred operating expenses of $163,843 consisting primarily of R&D expenses, consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the six months ended June 30, 2016, the Company incurred operating expenses of $293,404. These operating expenses combined with a lack of operating revenues resulted in net losses of $(213,462) and $(300,232) for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had a stockholders’ deficit of $(524,647) compared to a stockholders’ deficit of $(382,189) as of December 31, 2016. The decrease in stockholders’ equity for the six months ended June 30, 2017, was due to the net loss of $(213,462), the decrease of $(32,250) of additional paid-in-capital and the issuance of common stock for $2,250 cash, for $10,839 of services rendered and for $90,165 of debt.

Equity and Capital Resources

The Company has incurred losses since the inception of business and, as of June 30, 2017, it has an accumulated deficit of $3,022,377. As of June 30, 2016, the Company had a cash balance of $24 and a negative working capital of $647,982.

To date, we have funded our operations through short-term debt and equity financing. During the first six months of 2017, the Company obtained convertible promissory notes in the amount of $78,750, $58,000 and $28,000, resulting in a net funding of $70,000, $55,000 and $25,000 respectively. In addition, the Company has issued 36,885 shares of common stock for $2,250 cash and 318,502 shares of common stock for services valued at $10,839 and $8,589 in debt conversion. The proceeds from these funding sources were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market, develop and sell electric automobiles. The Company also issued 1,500,000 shares of its common stock to convert a non-refundable promissory note of $75,000 along with accrued interest accrued on the same of $6,574. The shares issued were recorded at a total value of $81,574 on the date of conversion notice.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2017, the Company issued 1,500,000 shares of company’s common stock, to convert a non-refundable promissory note of $75,000 along with interest accrued on the same of $6,574. The shares issued were recorded at the fair market value of $0.054 on the date of conversion notice.

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

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2050 MOTORS, INC.

Date: August 21, 2017	/s/ Michael Hu
Michael Hu, President
(Principal Executive Officer)

Date: August 21, 2017	/s/ Michael Hu
Michael Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

