Form 10-Q
period 2017-09-30
2050 MOTORS, INC.
filed 2017-11-17
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-13126

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, no par value, of the registrant outstanding at November 14, 2017, was 39,003,986.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2016

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

2050 Motors, Inc.

Condensed Balance Sheets

	As of	As of
	September 30,	December 31,
	2017	2016
	(unaudited)

Assets

Current Assets
Cash	$1,293	$11,766
Other prepaid expenses	20,000	20,000

Total current assets	21,293	31,766

Property and equipment, net	38,783	64,950

Other assets:
Vehicle deposits	24,405	24,405
Other deposits	2,200	2,200
Deferred equity issuance costs, net	-	56,250
License	50,000	50,000

Total other assets	76,605	132,855

Total assets	$136,681	$229,571

Liabilities and stockholders’ deficit equity

Liabilities
Accounts payable	$45,315	$38,629
Accrued interest on loans payable	50,310	27,751
Accounts payable due to related parties	-	7,750
Loans payable due to related parties, net	27,232	36,050
Loans payable due to non-related parties, net	216,312	129,861
Revolving line of credit from related party	101,400	101,400
Deferred rent	-	244
Derivative liability	761,683	270,075

Total current liabilities	1,202,252	611,760

Stockholders’ deficit equity
Common stock; no par value	2,363,730	2,260,476
Authorized: 300,000,000 shares at September 30, 2017, and 100,000,000 shares at December 31, 2016
Issued and outstanding: 39,003,986 at September 30, 2017 and 37,148,599 at December 31, 2016
Preferred stock; no par value	-	-
Authorized: 10,000,000 shares at September 30, 2017, and 0 shares at December 31, 2016
Issued and outstanding: 0 shares at September 30, 2017, and December 31, 2016
Additional paid-in-capital	63,900	41,250
Accumulated deficit	(3,618,201)	(2,808,915)
Common stock issuable	125,000	125,000

Total stockholders’ deficit equity	(1,065,571)	(382,189)

Total liabilities and stockholders’ deficit equity	$136,681	$229,571

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statements of Operations (unaudited)

	3 Months Ended		9 Months Ended
	September 30	September 30	September 30	September 30
	2017	2016	2017	2016

Operating revenue	$-	$-	$-	$-

Operating expenses:

Research and development costs	1,550	10,010	8,100	50,688
General and administrative	48,678	110,997	205,971	363,723
Total operating expenses	50,228	121,007	214,071	414,411

Net loss from operations	(50,228)	(121,007)	(214,071)	(414,411)

Interest expense	(245,959)	(6,937)	(526,642)	(13,765)
Gain on sale of equipment	-	1,126	-	1,126
Derivative liability loss	(299,637)	-	(68,573)	-

Loss before income taxes	(595,824)	(126,818)	(809,286)	(427,050)

Provision for income taxes	-	-	-	-

Net loss	$(595,824)	$(126,818)	$(809,286)	$(427,050)

Net loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted average common equivalent shares outstanding, basic and diluted	39,003,986	33,948,599	38,234,011	33,882,906

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Cash Flows

(unaudited)

	9 Months Ended
	September 30,	September 30,
	2017	2016

Cash flows provided by (used for) operating activities:
Net loss	$(809,286)	$(427,050)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	26,167	29,585
Amortization of prepaid expenses (related to issuance of common stock for services)	-	89,000
Amortization of debt discount	183,486	-
Amortization of deferred finance costs	37,088	-
Capitalization of unpaid officer salaries	36,000	-
Issuance of common stock for services	10,839	31,480
Issuance of common stock for interest on cash advance	839	-
Derivative liability adjustment	68,573	-
Interest expense from initial derivative liability	255,544	-

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Deposits	-	5,200
Other prepaid expenses	-	(5,000)
Accounts payable	6,686	65,742
Accrued interest on loans payable	29,135	13,765
Deferred rent	(244)
Deferred expenses	-	(550)

Net cash used for operating activities	(155,173)	(197,828)

Cash flows provided by (used) for investing activities:
Sale of property and equipment	-	1,174

Net cash provided by (used) for investing activities	-	1,174

Cash flows provided by (used) for financing activities:
Proceeds from related party advances	14,100	3,140
Payments made on related party advances	(36,050)	(6,900)
Proceeds from non-related loans	178,500	17,400
Payments made on non-related loans	(14,100)	-
Proceeds from revolving line of credit	-	102,550
Payments made on revolving line of credit	-	(1,150)
Proceeds from issuance of common stock	2,250	10,000

Net cash provided by financing activities	144,700	125,040

Net increase (decrease) in cash	(10,473)	(71,614)
Cash, beginning of year	11,766	81,984

Cash, end of period	$1,293	$10,370

Supplemental disclosure of cash flow information -

Income tax payment	$-	$-
Interest payment	$35,628	$-
Deferred equity issuance cost from non-cash transaction, net	$28,200	$75,000
Amortization of equity finance costs from non-cash transactions	$56,250	$-
Cash advance conversion to common stock	$7,750	$-
Common stock for prepaid expenses	$-	$125,000
Common stock for payment of non-related loans	$75,000	$-
Common stock for payment of accrued interest on non-related loans	$6,576	$-

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with the SEC’s requirements for Form 10-Q and, in the opinion of management, contain all adjustments, of a normal and recurring nature, which are necessary for a fair statement of (i) the condensed balance sheets at September 30, 2017 and December 31, 2016; (ii) the condensed statements of operations for the three and nine month periods ended September 30, 2017 and 2016; and (iii) the condensed statements of cash flows for the nine month periods ended September 30, 2017 and 2016. However, the accompanying unaudited condensed financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed balance sheet, included in this report, as of December 31, 2016 was derived from the 2016 audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Cash and Cash Equivalents

Cash consists of deposits in one large national bank. At September 30, 2017 and December 31, 2016, the Company had $1,293 and $11,766 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

As of September 30, 2017 and December 31, 2016, Property, plant and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Furniture & furnishings	$14,303	$14,303
Leasehold improvements	18,184	18,184
Vehicle and parts	76,045	76,045
Tools and equipment	22,494	22,494
Total	131,027	131,026
Less: Accumulated depreciation	(92,244)	(66,076)
Property, plant and equipment, net	$38,783	$64,950

Depreciation expense was $7,947 and $9,785 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $26,167 and $29,585 for the nine months ended September 30, 2017 and 2016, respectively.

Impairment of Long-Lived Assets and Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. No impairment losses were recognized for the nine months ended September 30, 2017 and 2016.

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

Assets and liabilities measured at fair value are as follows as of September 30, 2017:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$761,683	$-	$-	$761,683
Total liabilities measured at fair value	$761,683	$-	$-	$761,683

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2016	$270,075
Fair value of derivative liabilities issued	423,035
Change in derivative liability	68,573
Balance as of September 30, 2017	$761,683

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three months and nine months ended September 30, 2017 and 2016, the Company incurred losses. Therefore, the effect of any common stock equivalents is anti- dilutive during those periods.

The following table sets for the computation of basic and diluted earnings per share for three and nine months ended September 30, 2017 and 2016:

	3 Month Ended		9 Month Ended
	September 30	September 30	September 30	September 30
	2017	2016	2017	2016
Basic and diluted
Net loss	$(595,824)	$(126,818)	$(809,286)	$(427,050)

Weighted average number of shares in computing basic and diluted net loss

Basic	39,003,986	33,948,599	38,234,011	33,882,906
Diluted	39,003,986	33,948,599	38,234,011	33,882,906

Net loss per share, basic and diluted
Basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Advertising and Marketing Costs

Costs incurred for producing and communicating advertising and marketing are expensed when incurred and included in selling general and administrative expenses. Advertising and marketing expense amounted to $0 and $69,000 for the three months ended September 30, 2017 and 2016, respectively. Advertising and marketing expense amounted to $0 and $126,841 for the nine months ended September 30, 2017 and 2016, respectively.

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

Additionally, the Company follows FASB ASC Topic 740, Uncertainty in Income Taxes and Disclosure, in filing tax returns. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $3,618,201 as of September 30, 2017. The Company also incurred net losses of $809,286 and $427,050 for the nine months ended September 30, 2017 and 2016, respectively and had negative working capital for the nine months ended September 30, 2017 and 2016. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 – VEHICLE DEPOSITS

Vehicle deposit of $24,405, as of September 30, 2017 and December 31, 2016, represents one prototype test model for delivery into the United States in late 2017. This vehicle will undergo an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”.

Note 5 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the e-Go EV model. The cost of this license agreement has been recognized as a long-term asset and is evaluated, by management, for impairment losses at each reporting period. As of September 30, 2017, no such impairment losses have been identified by the management.

Note 6 – ACCOUNTS PAYABLE DUE TO RELATED PARTIES

During the nine months ended September 30, 2017, the Company issued 140,808 shares of common stock for payment of a related party accounts payable totaling $8,589, including penalties.

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

During the year ended December 31, 2014, the Company raised two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and were scheduled to mature on February 28, 2015 and March 30, 2015, respectively. Subsequently, the loans have been combined and the maturity date has been extended to April 1, 2018. The outstanding balance as of September 30, 2017 and December 31, 2016 was $0 and $36,050, respectively. During the three and nine months ended September 30 2017, the Company recorded an interest of $186 and $979, respectively, on the note.

The Company received a $10,000 loan during the third quarter of 2016 from an unrelated party. The loan bears 12% interest and on March 16, 2017, the original maturity date, an extension was granted to April 1, 2018. The outstanding balance on the loan as of September 30, 2017 was $10,000. The Company accrued an interest of $302 and $898 on the loan during the three and nine months ended September 30, 2017.

On July 1, 2017, the Company entered into a loan payable agreement with a related party for $14,100, which was due on September 15, 2017. The Company granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the black schools options pricing model. The fair market value of the options was $26,746. The value was restricted to the face value of the note and hence, $14,100 was recorded as a debt discount which is being amortized over the term of the loan. The Company also agreed to pay $1,500 as an interest on the loan. On September 27, 2017, the Company entered into a note amendment, whereby, the term of the note was extended until November 1, 2017, in exchange for an additional $1,500 finance fee and $1,500 late fee. The Company recorded the same as interest expense in the accompanying financials. During the three and nine months ended September 30, 2017, the Company amortized the debt discount of $14,100. During the three and nine months ended September 30, 2017, the Company recorded $1,632 of interest expense. The Company is currently renegotiating the terms of the loan for a second extension.

On September 27, 2017, the Company entered into another loan payable agreement with the same related party for $17,500, which was due on November 1, 2017. The loan holder charged $1,750 as funding fee and $1,650 as processing fee for the loan, which were recorded as debt discount, with net loan proceeds of $14,100. The Company also granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the black schools options pricing model. The fair market value of the options was $22,945. The value was restricted to the net proceeds of the note and hence, $14,100 was recorded as a debt discount which is being amortized over the term of the loan. During the three and nine months ended September 30, 2017, the Company amortized the debt discount of $1,500. The Company is currently renegotiating the terms of the loan for an extension.

Note 8 – CONVERTIBLE NOTE PAYABLES

On November 1, 2016, the Company entered into four convertible promissory notes with three unrelated parties. The principle amount is $10,000 for each note and carries interest of 12% annum. All four notes were scheduled to mature on April 30, 2017. The notes may be converted into common stock of the Company at any time by the election of the lender at a conversion price of $0.075 per share. The Company recorded a debt discount of $16,000 for the difference in the conversion price and the fair market value on the date of agreement. The debt discount is being amortized over the term of the notes. On April 30, 2017, the Company extended the term of the four notes by 90 days until July 29, 2017. The remaining debt discount is being amortized over the extended term. During the three and nine months ended September 30, 2017, the Company amortized $0 and $10,667, respectively, of the debt discount. During the three and nine months ended September 30, 2017, the Company recorded $1,200 and $3,600, respectively, of interest expense. The four loans are in default and the Company is currently renegotiating the terms of the loans with the three unrelated parties.

On October 26, 2016, the Company entered into a convertible note agreement, with an accredited investor, for $65,000. The note bears interest at 12% per annum and was due and payable on July 26, 2017. The note has financing cost of $9,500 associated with it. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The Company may prepay the note in full together with any accrued and unpaid interest plus any applicable pre-payment premium set forth in the note. Until the Ninetieth (90th) day after the Issuance Date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 90th day to the One Hundred and Twentieth (120th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 140%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 12th day to the One Hundred and Eightieth (180th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 145%, in addition to outstanding interest, which can be paid without the Holder’s consent. After the 180th day up to the Maturity Date this Note shall have a cash redemption premium of 150% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest if any, which may only be paid by the Company upon Holder’s prior written consent The note is convertible into fully paid and non-assessable shares of common stock, after 180 days from the date of the note, at a conversion price which is lower of: (i) a 50% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice; or (ii) a 50% discount to the lowest trading price during the previous twenty trading days before the date that this note was executed. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $242,450, of which $55,500 was recorded as a debt discount and the balance $186,950 was recorded as an interest expense, at inception. As of December 31, 2016, the derivative liability amounted to $270,025.

On April 25, 2017, the Company entered into a note amendment whereby, the maturity of the note was extended to January 26, 2018 and the principal was increased by $7,800 to $72,800. The Company wired $33,118 to the note holder as loan extension fee. The derivative liability was recalculated on September 30, 2017 as $231,504 and the difference in the value was recorded as a change in derivative liability in the income statement. The additional finance fee of $7,800 is being amortized over the remaining term of the note. The remaining debt discount of $18,500, as of the date of amendment, is also being amortized over the remaining term of the note. The Company amortized a debt discount of $6,167 and $34,944, respectively, during the three months and nine months ended September 30, 2017. The Company amortized the finance fee of $3,656 and $10,315, respectively, during the three months and nine months ended September 30, 2017. Interest expense of $2,184 and $6,248 was accrued on the convertible note respectively, during the three months and nine months ended September 30, 2017. Additional interest of $33,118 was paid in cash on April 25, 2017, pursuant to the amended note terms.

The variables used for the Binomial model are as listed below:

●	Volatility: 286%
●	Risk free rate of return: 1.20%
●	Expected term: 118 days

On January 6, 2017, the Company entered into a convertible note agreement with a third party for $78,750. The Company received $70,000, net of the financing fee of $8,750. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note was due on October 6, 2017 and carries interest at the rate of 12% per annum. The note is convertible at the lower of ; (i) a 50% discount to the lowest trading price during the previous twenty five trading days prior to the date of a conversion notice; or (ii) a 50% discount to the lowest trading price during the previous twenty five trading days before the date that this note was executed. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $137,118, of which $70,000 was recorded as a debt discount and the balance $67,118 was recorded as an interest expense, at inception.

On June 30, 2017, the Company entered into a note amendment agreement to increase the principal balance of the note by $14,100 to $92,850. The Company paid the $14,100 to the holder on July 6, 2017, to delay conversion option until September 5, 2017, pursuant to the amended terms. The derivative liability was recalculated on June 30, 2017 as $96,279 and the difference in the value was recorded as a change in derivative liability in the income statement. On September 27, 2017, the Company entered into a second note amendment agreement to increase the principal balance of the note by $21,100 to $99,850 to extend the conversion option date to November 7, 2017, and the maturity date to February 6, 2018. The Company wired $14,100 on September 27, 2017, to reduce the principal balance of the note to $85,750. The derivative liability was recalculated on September 30, 2017 as $257,250 and the difference in the value was recorded as a change in derivative liability in the income statement. The amendments resulted in an extension of the maturity date to February 6, 2018.

The Company amortized a debt discount of $22,994 and $67,865, respectively, during the three months and nine months ended September 30, 2017. The Company amortized the finance fee of $17,359 and $22,968, respectively, during the three months and nine months ended September 30, 2017. Interest expense of $2,799 and $7,330 was accrued on the convertible note during the three months and nine months ended September 30, 2017.

The variables used for the Binomial model are as listed below:

	January 6, 2017	September 30, 2017
●	Volatility: 206%	Volatility: 286%
●	Risk free rate of return: 1.03%	Risk free rate of return: 0.96%
●	Expected term: 98 days	Expected term: 37 days

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

The derivative liability was recalculated on September 30, 2017 as $114,172 and the difference in the value of $28,792, was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $18,010 and $31,567, respectively, during the three and nine months ended September 30, 2017. The Company amortized the finance fee of $972 and $1,711, respectively, during the three and nine months ended September 30, 2017. Interest expense of $1,754 and $3,089, respectively, was accrued on the convertible note during the three and nine months ended September 30, 2017.

The variables used for the Binomial model are as listed below:

	April 21, 2017	September 30, 2017
●	Volatility: 160%	Volatility : 286%
●	Risk free rate of return: 1.2%	Risk free rate of return : 1.2%
●	Expected term: 284 days	Expected term: 122 days

On May 31, 2017, the Company entered into a convertible note agreement with a third party for $28,000. The Company received $25,000, net of the financing fee of $3,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on March 15, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 61% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $37,967, of which $25,000 was recorded as a debt discount and the balance $12,967 was recorded as an interest expense, at inception.

The derivative liability was recalculated on September 30, 2017 as $57,421 and the difference in the value of $19,455, was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $7,986 and $10,590, respectively, during the three and nine months ended September 30, 2017. The Company amortized the finance fee of $958 and $1,271, respectively, during the three and nine months ended September 30, 2017. Interest expense of $847 and $1,123, respectively, was accrued on the convertible note during the three and nine months ended September 30, 2017.

The variables used for the Binomial model are as listed below:

	May 31, 2017	September 30, 2017
●	Volatility: 189%	Volatility: 286%
●	Risk free rate of return: 1.17%	Risk free rate of return: 0.96%
●	Expected term: 288 days	Expected term: 37 days

On July 25, 2017, the Company entered into a convertible note agreement with a third party for $28,000. The Company received $25,000, net of the financing fee of $3,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on April 30, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 51% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $48,934, of which $25,000 was recorded as a debt discount and the balance $23,934 was recorded as an interest expense, at inception.

The derivative liability was recalculated on September 30, 2017 as $38,156 and the difference in the value of $10,779, was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $6,004, during the three and nine months ended September 30, 2017. The Company amortized the finance fee of $720, during the three and nine months ended September 30, 2017. Interest expense of $617, was accrued on the convertible note during the three and nine months ended September 30, 2017.

The variables used for the Binomial model are as listed below:

	July 25, 2017	September 30, 2017
●	Volatility: 189%	Volatility: 286%
●	Risk free rate of return: 1.24%	Risk free rate of return: 1.20%
●	Expected term: 279 days	Expected term: 212 days

On September 15, 2017, the Company entered into a convertible note agreement with a third party for $25,000. The Company received $22,500, net of the financing fee of $2,500. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on September 15, 2018 and carries interest at the rate of 10% per annum. The Company also granted a warrant with the convertible note to buy 250,000 shares of common stock of the Company at an exercise price of $0.10 per share. The Company valued the warrants using the black schools option pricing model at $14,700, which was recorded as a debt discount. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 61% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $113,636, of which $7,800 was recorded as a debt discount and the balance $105,836 was recorded as an interest expense, at inception.

The derivative liability was recalculated on September 30, 2017 as $63,182 and the difference in the value of $50,455, was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $925 during the three and nine months ended September 30, 2017. The Company amortized the finance fee of $103, during the three and nine months ended September 30, 2017. Interest expense of $103, was accrued on the convertible note during the three and nine months ended September 30, 2017.

The variables used for the Binomial model are as listed below:

	September 15, 2017	September 30, 2017
●	Volatility: 286%	Volatility: 286%
●	Risk free rate of return: 1.17%	Risk free rate of return: 1.20%
●	Expected term: 137 days	Expected term: 122 days

Note 9 – COMMITMENTS AND CONTINGENCIES

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month. The lease expired on April 30, 2017 and thereafter, the Company has continued leasing the space on a monthly basis at the same amount.

Rent expense amounted to $6,600 and $8,817 for the three months ended September 30, 2017 and 2016, respectively. Rent expense amounted to $19,556 and $41,300 for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary coure of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of September 30, 2017.

Note 10 – REVOLVING LINE OF CREDIT- RELATED PARTY

On February 12, 2016, the Company signed a twelve months revolving line of credit agreement with a consulting firm which is also utilized for consulting services. The line amount is $100,000 and carries interest at 12% per annum. Both parties have mutually agreed to extend the due date to February 12, 2018 with no other changes to the terms of the line of credit. As of September 30, 2017, the outstanding balance was $101,400. Interest expense of $3,066 and $9,099 was accrued on the line of credit during the three months and nine months ended September 30, 2017. Interest expense of $3,028 and $5,877 was accrued on the line of credit during the three months and nine months ended September 30, 2016.

Note 11 – INCOME TAXES

The Company did not file its tax returns for fiscal years from 2012 through 2016. Management believes that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net losses incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at September 30, 2017 and December 31, 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, the Company had federal net operating loss carry-forwards of approximately $3,618,000 and $2,800,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	2017	2016

Net loss carryforward	$973,000	$780,000
Valuation allowance	(973,000)	(780,000)
Total deferred tax assets	$-	$-

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

During the nine months ended September 30, 2017, the Company issued 1,500,000 shares (See Note 13) to the note holder to convert the outstanding principal balance of $75,000 and accrued interest of $6,576. As of September 30, 2017, the outstanding balance of the note was $0.

Note 13 – EQUITY

On July 24, 2017, our board of directors and the holders of a majority of the voting power of our stockholders have approved the amendment to our articles of incorporation (the “Amendment”) increasing our authorized shares of Common Stock from 100,000,000 shares to 300,000,000 shares and authorizing 10,000,000 shares of Preferred Stock. The increase in our authorized shares of Common Stock and the new 10,00,000 shares of Preferred Stock became effective September 8, 2017, upon the filing of the Amendment with the Secretary of State of the State of California.

During the nine months ended September 30, 2016, the Company issued 200,000 shares of company’s common stock, valued at $0.1574 per share, to a third party in exchange for consulting and advisory services for a period of six months.

During the nine months ended September 30, 2017, the Company issued 36,885 shares of company’s common stock, to a third party for $2,250 cash.

During the nine months ended September 30, 2017, the Company issued 140,808 shares of company’s common stock, for payment of a related party accounts payable totaling $8,589, including penalties.

During the nine months ended September 30, 2017, the Company issued 177,694 shares of company’s common stock in exchange for consulting and advisory services, valued at $10,839.

During the nine months ended September 30, 2017, the Company issued 1,500,000 shares of company’s common stock, to convert a non-refundable promissory note of $75,000 along with interest accrued on the same of $6,576. The shares issued were recorded at the fair market value of $0.054 on the date of conversion notice.

Note 14 – SUBSEQUENT EVENTS

On October 13, 2017, the Company issued 1,000,000 shares of common stock for $15,000 cash.

On October 26, 2017, under the terms of the $58,000 convertible promissory note dated April 21,2017, the Company issued 717,703 shares of common stock for a debt reduction of $15,000.

On October 27, 2017, under the terms of the $65,000 convertible promissory note dated October 26, 2016, the Company issued 1,000,000 shares of common stock for a debt reduction of $15,000.

As of November 13, 2017, the four $10,000 convertible promissory notes with three unrelated parties matured on July 30, 2017 and are in default. The Company is currently renegotiating the terms of the notes, which include an extension of the maturity date, with each of the parties.

As of November 13, 2017, the two $14,100 convertible promissory notes with a related party matured on November 1, 2017 and are in default. The Company is currently renegotiating the terms of the notes, which include an extension of the maturity date.

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

The Company completed the acquisition of all of the issued and outstanding capital stock of 2050 Motors on May 2, 2014. The acquisition was affected pursuant to the terms of a Plan and Agreement of Reorganization (the “Agreement”) entered into on February 5, 2014, by and between the Company, 2050 Motors and Certain Shareholders of 2050 Motors. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of 2050 Motors in exchange for 24,994,670 post-split shares of the Company’s common stock (aggregating approximately 82% of its issued and outstanding common stock).

2050 Motors principal activity is the importation and the marketing and selling of electric automobiles. 2050 Motors, Inc. has an exclusive license, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the US Territories and Peru, the “e-Go” lightweight carbon fiber allelectric vehicle design and electric light truck, manufactured by Jiangsu Aoxin New Energy Automobile Co., LTD (“Aoxin Automobile”) located in the Peoples Republic of China (“PRC”). Aoxin Automobile is a wholly-owned subsidiary of Dongfeng Motors Corporation (“Dongfeng Motor”) which is one of the largest automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motors to develop and manufacture a lightweight, super-efficient, carbon fiber e-Go EV electric car (“e-Go EV”). Dongfeng Motor, over a five-year period, invested a substantial amount of money to develop with the support of Italian engineers a new carbon fiber technology to produce carbon fiber parts at a significantly reduced cost. They also developed a lightweight aluminum racing frame to ultimately create the ultralight weight electric automobile known as the e-Go. In 2014, Yancheng Municipal State-Owned Asset Investment Group, Co. Ltd. (YMSIG), an investment and property development company founded by the Yancheng Municipal Government, purchased Aoxin Automobile from Dongfeng Motor, Co. Ltd. YMSIG has made major investments in Aoxin, which funded on a fast track schedule the completion of the e-Go automobile manufacturing facility that culminated in a grand opening ceremony on January 20, 2015.

The e-Go EV is a unique concept electric vehicle. It will be the only production line electric vehicle with a carbon fiber body manufactured by a new process that uses robotics to produce parts, which significantly reduces the production time and cost of carbon fiber components. The carbon fiber composite material is five times stronger than steel, and one third the weight.

The exclusive license contract between 2050 Motors and Aoxin Automobile requires that 2050 Motors complete US crash testing according to US Department of Transportation (“DOT”) safety standards. 2050 Motors has entered into negotiations with Calspan Corporation (“Calspan”). Calspan is committed to the evolution of safety in the air and on the ground, and has assisted in developing new aircraft; training world-class test pilots; performing ground-breaking automobile accident research; and contributing to safety innovations on the ground and in the air over its 70-year history. It’s important to note that one of the three demonstration vehicles shipped to the United States in February 2016 will be used to evaluate this overlap crash test at Calspan’s facilities during the summer of 2016. This will be a definitive evaluation of the effectiveness of the design modifications incorporated into the e-Go EV vehicle. There is no assurance that the e-Go EV will pass this crash test in June 2016 or at any other time.

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

2050 Motors intends to initially sell the e-Go EV to a network of customers primarily in the Las Vegas, Nevada area. 2050 Motors plans to establish a service and parts center, which would be separate from the Showroom. The Showroom facility will be at an area with high volume of people in Las Vegas, where visitors to the city can directly view the e-Go EV. 2050 Motors may also elect to sell the e-Go EV at selected distributors in the Las Vegas Area, which have already provided letters of interest to sell our vehicles. 2050 Motors’ initial plan is not to sell the vehicle outside of the Las Vegas vicinity, consisting of an area within a radius of 100 miles. This is the Company’s current marketing plan in order to effectively market to and support people that work and/or live in Las Vegas. In the metropolitan area of Las Vegas, the population equals 1.9 million.

We are completely dependent on Axion Automotive to supply us with e-Go EV and other trucks and automobiles and parts and components thereto. The inability of Axion Automobile to continue to deliver, or their refusal to deliver such vehicles and parts at prices and volumes acceptable to us would have a material adverse effect on our business, prospects and operating results. Changes in business conditions, global financial instability, wars, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect Aoxin Automobile’s ability to deliver vehicles and/or parts on a timely basis and cause material adverse consequences to 2050 Motors.

Research by Aoxin Automobile over the past five years developed this advanced all-electric vehicle. The e-Go EV is a five-passenger sedan which weighs only 1,450 lbs. with its battery pack included. It will be the first vehicle of this advanced type to be sold in the price range of less than $35,000.

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

Results of Operation for the nine months ended September 30, 2017 and 2016

During the nine months ended September 30, 2017 and 2016, the Company had no operating revenues. During the nine months ended September 30, 2017, the Company incurred operating expenses of $214,071 consisting primarily of R&D expenses, consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the nine months ended September 30, 2016, the Company incurred operating expenses of $414,411. These operating expenses combined with a lack of operating revenues resulted in net losses of $(809,286) and $(427,050) for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company had a stockholders’ deficit of $(1,065,571) compared to a stockholders’ deficit of $(382,189) as of December 31, 2016. The decrease in stockholders’ equity for the nine months ended September 30, 2017, was due to the net loss of $(809,286), the increase of $22,650 of additional paid-in-capital and the issuance of common stock for $2,250 cash, for $10,839 of services rendered and for $90,165 of debt.

Equity and Capital Resources

The Company has incurred losses since the inception of business and, as of September 30, 2017, it has an accumulated deficit of $3,618,201. As of September 30, 2016, the Company had a cash balance of $1,293 and a negative working capital of $1,180,959. To date, we have funded our operations through short-term debt and equity financing. During the first nine months of 2017, the Company obtained five convertible promissory notes totaling $217,750 which resulted in a net funding totaling $197,500. In addition, the Company has issued 36,885 shares of common stock for $2,250 cash and 318,502 shares of common stock for services valued at $10,839 and $8,589 in debt. The proceeds from these funding sources were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market, develop and sell electric automobiles. The Company also issued 1,500,000 shares of its common stock to convert a non-refundable promissory note of $75,000 along with accrued interest accrued on the same of $6,576. The shares issued were recorded at a total value of $81,574 on the date of conversion notice.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 13, 2017, the Company issued 1,000,000 shares of common stock for $15,000 cash.

On October 26, 2017, under the terms of the $58,000 convertible promissory note dated April 21, 2017, the Company issued 717,703 shares of common stock for a debt reduction of $15,000.

On October 27, 2017, under the terms of the $65,000 convertible promissory note dated October 26, 2016, the Company issued 1,000,000 shares of common stock for a debt reduction of $15,000.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities.

As of November 13, 2017, the four $10,000 convertible promissory notes with three unrelated parties matured on July 30, 2017 and are in default. The Company is currently renegotiating the terms of the notes, which include an extension of the maturity date, with each of the parties.

As of November 13, 2017, the two $14,100 convertible promissory notes with a related party matured on November 1, 2017 and are in default. The Company is currently renegotiating the terms of the notes, which include an extension of the maturity date.

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

2050 MOTORS, INC.

Date: November 17, 2017	/s/ Michael Hu
Michael Hu, President
(Principal Executive Officer)

Date: November 17, 2017	/s/ Michael Hu
Michael Hu, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

