Form 10-K
period 2017-12-31
2050 MOTORS, INC.
filed 2018-04-18
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was $1,455,763.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of April 16, 2017, there were 82,813,975 shares of Common Stock, no par value, outstanding.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the information set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

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

The exclusive license contract between 2050 Motors and Aoxin Automobile requires that 2050 Motors complete US crash testing according to US Department of Transportation (“US DOT”) safety standards.with a certified full-scale crash testing Facility.

Two demonstration vehicles were received from Aoxin in the fourth quarter of 2015. One of the demonstration vehicles was showcased to the American public at the William Carr Gallery in Las Vegas, Nevada. This vehicle remained for public viewing at the gallery until April 30, 2016. 2050 Motors intends to eventually crash test eight (8) e-Go EV vehicles at a certified testing Facility.However, before this is done, design of the airbags must also be completed by Aoxin Automobile. Aoxin is currently designing an airbag system for the e-Go EV however 2050 Motors cannot predict at this time whether the airbag system will suffice for the US market and/or may require additional airbags for successful crash testing. In addition, Aoxin Automobile has stated that the e-Go EV will be equipped with US DOT approved parts and equipment; these are, windshield, tires, breaking system, etc. 2050 Motors does not know at the present time if all the equipment on the e-Go EV will be DOT compliant, and 2050 Motors may or may not have to re-equip the parts, if any, either in China or the United States.

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

2050 Motors intends to import components completely fabricated and manufactured in China from Aoxin Automobile and will set up an Assembly Plant to utilize American labor and OEM’s in the facility. All of the e-Go’s parts and equipment must be DOT approved. Aoxin Automobile has made every effort to build the e-Go EV according to American standards. However, there is no certainty that all the parts will be DOT approved. 2050 Motors may elect to secure replacement parts here in the USA or in China for manufacturing or installation on components either in the United States or in China, if required.

Recently in October 2017, a delegation from 2050 Motors went to visit their China exclusive manufacturer (Aoxin Automobile) to lay out the plans for assembly of the e-Go all-carbon fiber vehicle in the United States (Las Vegas, NV is under consideration for a location). As stated in a press release dated September 29, 2017, 2050 has decided to assemble the vehicles in the United States because of the delay from Aoxin in obtaining their license to export fully assembled electric vehicles to 2050 Motors in the United States according to our exclusive contract arrangements. While 2050 Motors was planning this relatively complex assembly plant, the United States and China entered into this tariff battle which would require products from China to be taxed at a 25% rate. This new development has put 2050 Motors plans on hold trying to evaluate how these new policies impact our end-price for the vehicles in the United States. Furthermore, we intend to be importing these vehicle parts into a foreign trade zone, which further complicates the issue. We are in close contact with top personnel at the Las Vegas Global Economic Alliance (LVGEA) https://www.lvgea.org/), to ascertain what impact the new tariff regulations have on foreign trade zones.

2050 Motors intends to initially sell the e-Go EV to a network of customers primarily in the Las Vegas, Nevada area. 2050 Motors plans to establish a service and parts center, which would be separate from the Showroom. The Showroom facility will be at an area with high volume of people in Las Vegas, where visitors to the city can directly view the e-Go EV. 2050 Motors may also elect to sell the e-Go EV at selected distributors in the Las Vegas Area, which have already provided letters of interest. 2050 Motors’ initial plan to sell the vehicles in isolated large cities in the South/West US such as Las Vegas. In the metropolitan area of Las Vegas, the population is approximately 1.9 million people. This is the Company’s current marketing plan in order to effectively market to and support people that work and/or live in Las Vegas.

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

 Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The company leases 400 square feet on a month to month lease at a cost of $2,200 per month. The space is used for its corporate offices and we believe that these facilities are suitable for our needs for the foreseeable future.

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

On April 16, 2018, the closing price of our common stock reported on the OTCQB was $0. 01 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

	High Bid	Low Bid

Fiscal Year Ending December 31, 2015

Quarter Ended March 31, 2015	$2.45	$1.01
Quarter Ended June 30, 2015	$1.68	$0.76
Quarter Ended September 30, 2015	$0.75	$0.36
Quarter Ended December 31, 2016	$0.49	$0.16

Fiscal Year Ending December 31, 2016

Quarter Ended March 31, 2016	$0.18	$0.16
Quarter Ended June 30, 2016	$0.18	$0.08
Quarter Ended September 30, 2016	$0.14	$0.04
Quarter Ended December 31, 2016	$0.12	$0.05

Fiscal Year Ending December 31, 2017

Quarter Ended March 31, 2017	$0.10	$0.06
Quarter Ended June 30, 2017	$0.05	$0.03
Quarter Ended September 30, 2017	$0.06	$0.03
Quarter Ended December 31, 2017	$0.07	$0.03

Fiscal Year Ending December 31, 2018

Quarter Ended March 31, 2018	$0.02	$0.00
April 1 thru April 16, 2018	$0.01	$0.00

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

On November 14, 2017, the Company entered into an unsecured convertible note agreement with a third party for $27,000. The Company received $25,000, net of the financing fee of $2,000. The note is due on November 14, 2018 and carries interest at the rate of 12% per annum. The note is convertible at 50% of the Market Price. Market price shall mean the lowest trading price during the last fifteen trading day period prior to the conversion.

On February 20, 2018, the Company issued 3 million shares of preferred stock to Michael Hu, the prior president and a current director of the Company, for services rendered. The preferred stock is convertible into common stock on a one for one share basis. In addition, each share of preferred stock has 50 votes per share.

All of the above issuances by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). No commissions were paid relating to the issuance of the securities. The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships. They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Between December 31, 2017 and March 13, 2018, the Company issued to five of its lenders a total of 45,625,214 shares of its common stock. The shares were issued pursuant to conversions of $135,738 debt bowed by the Company to such lenders. In accordance with the “tacking” provisions under the rules and regulations of the 1933 Act, the shares were held over one year and the request for conversions were accompanied by opinions of counsel and therefore all of the shares were issued without restrictions on sales or transfers.

Additional Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our internet website address is http://www.2050motors.com .

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Costs and Resources

The Company is currently pursuing additional funding resources that will enable it to maintain its current and planned operations through the next 12 months. The Company anticipates, however, that it will need to raise additional capital in order to sustain and grow its operations over the next few years.

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

Results of Operation for the years ended December 31, 2017 and 2016

During the years ended December 31, 2017 and 2016, the Company had no operating revenues. During the year ended December 31, 2017, the Company incurred operating expenses of $298,974 consisting primarily of R&D expenses, consulting fees and travel expenses and other general and administrative costs of 2050 Motors. During the year ended December 31, 2016, the Company incurred operating expenses of $775,656. These operating expenses combined with a lack of operating revenues resulted in net losses of $(1,250,333) and $(1,033,117) for the periods ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had stockholders’ deficit of $(1,350,452) compared to a stockholders’ deficit of $(382,189) as of December 31, 2016. The decrease in stockholders’ deficit was due to the net loss of $(1,250,333) for 2017; the additional issuance of $213,669 of common stock, comprised of $2,250 for cash, $200,580 for reduction of debt and $10,839 for services; the additional paid-in-capital of $53,400; and for common stock issuable of $15,000.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of December 31, 2017, we had an accumulated deficit of $4,059,248. As of December 31, 2017, we had cash of $499 and a negative working capital of $1,474,483.

To date, we have funded our operations through short-term debt and equity financing. During the year ended December 31, 2017 the Company received $269,381 of borrowed funds, comprised of $28,200 from related parties and $241,181 from non-related parties. In addition, during the year ended December 31, 2017, the Company issued the following common stock: 36,885 shares for cash proceeds, 10,497,334 shares for reduction and settlement of debt, 177,694 shares for services.

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

Delinquent Loans

The Company is delinquent in its payments on loans owing to five different lenders in the aggregate amount of $160,350. The Company is in discussions with all such lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and it ability to continue operations.

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

2050 MOTORS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 2050 Motors, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 2050 Motors, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations since inception and has an accumulated deficit of $4,059,248 which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Farber Hass Hurley LLP

We have served as the Company’s auditor since 2012.

Chatsworth, California
April 17, 2018

2050 Motors, Inc.

Balance Sheets

	As of	As of
	December 31, 2017	December 31, 2016

Assets

Current Assets
Cash	$499	$11,766
Other prepaid expenses	-	20,000

Total current assets	499	31,766

Property and equipment, net	31,676	64,950

Other assets:
Vehicle deposits	24,405	24,405
Other deposits	2,200	2,200
Deferred equity offering costs, net	18,750	56,250
License	50,000	50,000

Total other assets	95,355	132,855

Total assets	$127,530	$229,571

Liabilities and stockholders’ deficit

Liabilities
Accounts payable	$42,817	$38,629
Tax payable	3,664	-
Accrued interest on loans payable	60,087	27,751
Accounts payable due to related parties	-	7,750
Loans payable due to related parties, net	44,600	36,050
Loans payable due to non-related parties, net	233,328	129,861
Revolving line of credit from related party	63,354	101,400
Deferred rent	-	244
Derivative liability	960,159	270,075

Total current liabilities	1,408,009	611,760

Stockholders’ deficit
Common stock; no par value Authorized: 300,000,000 shares at December 31, 2017, and 100,000,000 shares at December 31, 2016 Issued and outstanding: 47,860,512 at December 31, 2017 and 37,148,599 at December 31, 2016	2,474,146	2,260,476
Preferred stock; no par value Authorized: 10,000,000 shares at December 31, 2017, and 0 shares at December 31, 2016 Issued and outstanding: 0 shares at December 31, 2017, and December 31, 2016	-	-
Additional paid-in-capital	94,650	41,250
Accumulated deficit	(3,989,275)	(2,808,915)
Common stock issuable	140,000	125,000

Total stockholders’ deficit	(1,280,479)	(382,189)

Total liabilities and stockholders’ deficit	$127,530	$229,571

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31 2017	December 31 2016

Operating revenue	$-	$-

Operating expenses:

Research and development costs	28,400	66,126
General & administrative	270,574	709,530
Total operating expenses	298,974	775,656

Net loss from operations	(298,974)	(775,656)

Interest expense	(908,501)	(230,962)
Gain on sale of equiment	-	1,126
Derivative liability gain/(loss)	27,915	(27,625)

Loss before income taxes	(1,179,560)	(1,033,117)

Provision for income taxes	(800)	-

Net loss	$(1,180,360)	$(1,033,117)

Net loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted average common equivalent shares outstanding, basic and diluted	39,431,012	34,687,943

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Stockholders’ Deficit

	Common Stock		Common	Additional		Total
	Number	No	stock	paid-in	Accumulated	stockholders’
	of shares	par value	issuable	capital	deficit	equity

Balance, December 31, 2015	33,748,599	$1,993,996	$-	$-	$(1,775,798)	$218,198

Equity offering costs	-	-	-	(18,750)	-	(18,750)
Capitalization of unpaid officer salary	-	-	-	44,000	-	44,000
Warrants and options attached to convertible debt	-	-	-	16,000	-	16,000
Shares issued for cash	200,000	10,000	-	-	-	10,000
Shares issued for services	3,200,000	256,480	125,000	-	-	381,480
Net loss	-	-	-	-	(1,033,117)	(1,033,117)

Balance, December 31, 2016	37,148,599	$2,260,476	$125,000	$41,250	$(2,808,915)	$(382,189)

Equity offering costs	-	-	-	(37,500)	-	(37,500)
Capitalization of unpaid officer salary	-	-	-	48,000	-	48,000
Warrants and options attached to convertible debt	-	-	-	42,900	-	42,900
Shares issued for cash	36,885	2,250	15,000	-	-	17,250
Shares issued for reduction of debt	10,497,334	200,580	-	-	-	200,580
Shares issued for services	177,694	10,840	-	-	-	10,840
Net loss	-	-	-	-	(1,180,360)	(1,180,360)

Balance, December 31, 2017	47,860,512	$2,474,146	$140,000	$94,650	$(3,989,275)	$(1,280,479)

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Cash flows provided by (used for) operating activities:
Net loss	$(1,180,360)	$(1,033,117)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	33,274	39,258
Amortization of prepaid expenses from stock for services transactions	-	156,480
Amortization of debt discount	302,567	18,750
Amortization of deferred finance costs	58,239	2,141
Capitalization of unpaid officer salaries	48,000	44,000
Issuance of common stock for services	10,840	225,000
Gain on sale of property	-	(1,126)
Reduction of interest expense from debt	-	(55,500)
Derivative liability adjustment	(27,915)	27,265
Interest expense from initial derivative liability	447,343	242,450

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Prepaid rent	-	-
Other prepaid expenses	20,000	5,000
Deposits	-	5,200
Accounts payable	4,188	35,114
Income tax payable	3,664
Accrued interest on loans payable	46,756	22,771
Related party payable	-	7,750
Deferred expenses	(244)	(734)

Net cash used for operating activities	(233,648)	(258,938)

Cash flows provided (used) for investing activities:
Sale of property and equipment	-	2,300

Net cash provided by (used for) investing activities	-	2,300

Cash flows provided by (used for) by financing activities:
Proceeds from related party advances	28,200
Payments made on related party advances	(36,050)	(30,450)
Proceeds from non-related loans	241,181	105,470
Payments made on non-related loans	(28,200)	-
Proceeds from revolving line of credit from related party	-	102,550
Payments made on revolving line of credit from related party	-	(1,150)
Proceeds from issuance of common stock	17,250	10,000

Net cash provided by (used for) financing activities	222,381	186,420

Net (decrease) in cash	(11,267)	(70,218)
Cash, beginning of year	11,766	81,984

Cash, end of period	$499	$11,766

Supplemental disclosure of cash flow information -

Deferred equity issuance cost from non-cash transaction, net	$-	$56,250
Amortization of deferred finance cost from non-cash transaction	$37,500	$-
Common stock issued for debt	$160,771	$-
Debt discount from convertible loan	$42,900	$16,000
Interest paid	$20,305	$-

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

Cash

Cash consists of deposits in one large national bank. At December 31, 2017 and 2016, the Company had $499 and $11,766 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Property, Plant & Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset; lease hold improvements are depreciated over the shorter of estimated useful life of the asset or over the lease term. The estimated useful lives of our property and equipment are generally as follows: tools and equipment, five years; vehicles and parts, three years; leasehold improvements, lesser of lease term or life of related asset; and furniture and fixtures, seven years.

As of December 31, 2017 and 2016, Property, plant and equipment consisted of the following:

	2017	2016
Furniture and furnishings	$14,303	$14,303
Leasehold improvements	18,184	18,184
Vehicle and parts	76,045	76,045
Tools and equipment	22,494	22,494
Total	131,026	131,026
Less: Accumulated depreciation	(99,350)	(66,076)
Property, plant and equipment, net	$31,676	$64,950

Depreciation expense was $33,274 and $39,258 for the years ended December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash accounts payable, accrued liabilities, short-term debt and derivative liability, the carrying amounts approximate their fair values due to their short maturities. We adopted ASC Topic 820, “Fair Value Measurements and Disclosures,”, which requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of valuation hierarchy are defined as follows:

Level 1 input to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

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

Assets and liabilities measured at fair value are as follows as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$1,030,132	$-	$-	$1,030,132
Total liabilities measured at fair value	$1,030,132	$-	$-	$1,030,132

Assets and liabilities measured at fair value are as follows as of December 31, 2016:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$270,075	$-	$-	$270,075
Total liabilities measured at fair value	$270,075	$-	$-	$270,075

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2015	$-
Fair value of derivative liabilities issued	242,450
Loss on change in derivative liabilities	27,625
Balance as of December 31, 2016	270,075
Fair value of derivative liabilities issued	719,999
Gain on change in derivative liabilities	42,058
Balance as of December 31, 2017	$1,032,132

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the years ended December 31, 2017 and 2016, the Company incurred losses. Therefore, the effect of any common stock equivalents is anti- dilutive during those periods.

The following table sets for the computation of basic and diluted earnings per share for years ended December 31, 2017 and 2016:

	2017	2016
Basic and diluted
Net loss	$(1,250,333)	$(1,033,117)

Weighted average number of shares in computing basic and diluted net loss

Basic	39,431,012	34,687,943
Diluted	39,431,012	34,687,943

Net loss per share basic and diluted
Basic and diluted	$(0.03)	$(0.03)

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

Advertising and Marketing Costs

Costs incurred for producing and communicating advertising and marketing are expensed when incurred and included in selling general and administrative expenses. Advertising and marketing expense amounted to $0 and $172,841 for the years ended December 31, 2017 and 2016, respectively

Operating Overhead Expense

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

ASC 740 provides accounting and disclosure guidance about positions taken by an organization in its tax returns that might be uncertain. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At December 31, 2017 and 2016, the Company had not taken any significant uncertain tax positions on its tax returns for period ended December 31, 2017 and prior years or in computing its tax provision for 2017. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed.

Concentration of Credit Risk

Cash is mainly maintained by one highly qualified institution in the United States. At various times, such amounts are in excess of federally insured limits. Management does not believe that the Company is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company has not experienced any losses on our deposits of cash. .

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are evaluating the impact this guidance will have on our financial position and statement of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) “ASU 2014-09”. ASU 2014-09 was subsequently amended by ASU No. 2016-10 and 2016-12. As amended, Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments to ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new revenue standards are not expected to have a material impact on the amount and timing of revenue recognized in our financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $4,059,248 as of December 31, 2017. The Company also incurred net losses of $1,250,333 and $1,033,117 for the years ended December 31, 2017 and 2016, respectively and had negative working capital for the years ended December 31, 2017 and 2016. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 – VEHICLE DEPOSITS

Vehicle deposit of $24,405, as of December 31, 2017 and 2016, represents one prototype test model for delivery into the United States when the specifications are completed for an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”. The estimated date set for this test is mid-2018.

Note 5 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the eGo EV model. The cost of this license agreement has been recognized as a longterm asset and is evaluated, by management, for impairment losses at each reporting period. As of December 31, 2017, no such impairment losses have been identified by the management.

Note 6 – ACCOUNTS PAYABLE DUE TO RELATED PARTIES

A related party of the Company paid $7,750 cash on behalf of the Company during the second quarter of 2016. The cash advance is non interest bearing and was due on August 1, 2016. The Company defaulted on the payment and the payable accrued penalties on it. During the year ended December 31, 2017, the Company issued 140,808 shares of common stock, having a fair market value of the shares was $8,589, for payment of the principal and penalties.

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

During the year ended December 31, 2014, the Company raised two loans for a total amount of $100,000 due to a shareholder. The loans bear 12% interest and matured on February 28, 2015 and March 30, 2015, respectively. Subsequently, the loans were combined and the maturity date was extended to April 1, 2018. The outstanding balance as of December 31, 2017 and 2016 was $0 and $36,050, respectively. During the years ended December 31 2017 and 2016, the Company recorded interest expense of $979 and $7,381, respectively, on the note

On July 1, 2017, the Company entered into an unsecured loan payable agreement with a related party for $14,100, due on September 15, 2017. The Company granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the black scholes options pricing model. The fair market value of the options was $26,746. The value was restricted to the face value of the note and hence, $14,100 was recorded as a debt discount which is being amortized over the term of the loan. The Company also agreed to pay $1,500 as an interest on the loan. On September 27, 2017, the Company entered into a note amendment, whereby, the term of the note was extended until November 1, 2017, in exchange for an additional $1,500 finance fee and $1,500 late fee. The Company recorded the same as interest expense in the accompanying financials. During the year ended December 31, 2017, the Company amortized the debt discount of $14,100. During the year ended December 31, 2017, the Company recorded $1,500 of interest expense for amortization of and another $1,500 of interest expense for the excess derivative. As of December 31, 2017, the loan is in default and the outstanding balance of the loan, as of December 31, 2017 was $17,100. The Company accrued a penalty of $1,750 plus $100 per day of default, aggregating to $7,750 in the accompanying financial statements.

On September 27, 2017, the Company entered into another unsecured loan payable agreement with the same related party for $17,500, due on November 1, 2017. The loan holder charged $1,750 as funding fee and $1,650 as processing fee for the loan, which were recorded as debt discount, with net loan proceeds of $14,100. The Company also granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the black scholes options pricing model. The fair market value of the options was $22,945. The value was restricted to the net proceeds of the note and hence, $14,100 was recorded as a debt discount which is being amortized over the term of the loan. During the year ended December 31, 2017, the Company amortized the debt discount of $14,100 and the finance fee of $3,400. As of December 31, 2017, the loan is in default and the outstanding balance of the loan, as of December 31, 2017 was $17,500. The Company accrued a penalty of $1,750 plus $100 per day of default, aggregating to $7,750 in the accompanying financial statements.

The Company determined the fair value of the options using the Black – Scholes model. The variables used for the Black –Scholes model are as listed below:

●	Volatility: 253% - 286%

●	Risk free rate of return: 1.24% - 1.53%

●	Expected term: 1 -3 years

The Company received an unsecured $10,000 loan during the third quarter of 2016 from a related party. The loan bears 12% interest and on March 16, 2017, the original maturity date, an extension was granted to April 1, 2018. The outstanding balance on the loan as of December 31, 2017 was $10,000. The Company accrued an interest of $1,201 and $348, on the loan during the years ended December 31, 2017 and 2016.

Note 8 – CONVERTIBLE NOTE PAYABLES

(A)	On November 1, 2016, the Company entered into four unsecured convertible promissory notes with three unrelated parties. The principle amount is $10,000 for each note and carries interest of 12% annum. All four notes mature on April 30, 2017. The notes may be converted into common stock of the Company at any time by the election of the lender at a conversion price of $0.075 per share. The Company recorded a debt discount of $16,000 for the difference in the conversion price and the fair market value on the date of agreement. The debt discount is being amortized over the term of the notes. On April 30, 2017, the Company extended the term of the four notes by 90 days until July 29, 2017. The remaining debt discount is being amortized over the extended term. During the years ended December 31, 2017 and 2016, respectively, Company amortized $10,668 and $5,332, respectively, of the debt discount. During the years ended December 31, 2017 and 2016, respectively. Company accrued an interest of $4,800 and $787 on the four notes. As of December 31, 2017 and 2016, the outstanding balance on the note amounted to $40,000.

(B)	On October 26, 2016, the Company entered into an unsecured convertible note agreement, with an accredited investor, for $65,000. The note bears interest at 12% per annum and is due and payable on July 26, 2017. The note has financing cost of $9,500 associated with it. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The Company may prepay the note in full together with any accrued and unpaid interest plus any applicable pre-payment premium set forth in the note. Until the Ninetieth (90th) day after the Issuance Date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 90th day to the One Hundred and Twentieth (120th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 140%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 12th day to the One Hundred and Eightieth (180th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 145%, in addition to outstanding interest, which can be paid without the Holder’s consent. After the 180th day up to the Maturity Date this Note shall have a cash redemption premium of 150% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest if any, which may only be paid by the Company upon Holder’s prior written consent The note is convertible into fully paid and non-assessable shares of common stock, after 180 days from the date of the note, at a conversion price which is lower of: (i) a 50% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice; or (ii) a 50% discount to the lowest trading price during the previous twenty trading days before the date that this note was executed. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $242,450, of which $55,500 was recorded as a debt discount and the balance $186,950 was recorded as an interest expense, at inception.

On April 25, 2017, the Company entered into a note amendment whereby, the maturity of the note was extended to January 26, 2018 and the principal was increased by $7,800 to $72,800. The Company wired $33,118 to the note holder as loan extension fee. The additional finance fee of $7,800 is being amortized over the remaining term of the note.

During the year ended December 31, 2017, the note holder converted $23,600 of the note pursuant to two separate conversion notices. The Company issued 2,911,195 shares of common stock to effect the conversions and recorded a loss on debt settlement of $5,786 for the shares issued in excess of the agreed conversion price.

The Company amortized a debt discount of $37,880 and $13,418, respectively, during the years ended December 31, 2017 and 2016. The Company amortized the finance fee of $12,320 and $2,111, respectively, during the years ended December 31, 2017 and 2016. Interest expense of $8,110 and $1,410 was accrued on the convertible note respectively, during the years ended December 31, 2017 and 2016. During the year ended December 31, 2016, the Company recorded $186,950 of additional interest for the derivative liability expense. Additional interest of $33,118 was paid in cash on April 25, 2017, pursuant to the amended note terms. The derivative liability was recalculated on December 31, 2017 as $174,932 and the difference in the value was recorded as a change in derivative liability in the income statement. As of December 31, 2017 and 2016, the outstanding balance on the convertible note payable amounted to $49,200 and $65,000, respectively. Subsequent to the year ended December 31, 2017, the note holder converted more balance for 12,681,921 shares of the Company’s common stock.

The variables used for the Binomial model are as listed below:

●	Volatility: 286%

●	Risk free rate of return: 1.20%

●	Expected term: 118 days

(C)	On January 6, 2017, the Company entered into an unsecured convertible note agreement with a third party for $78,750. The Company received $70,000, net of the financing fee of $8,750. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on October 6, 2017 and carries interest at the rate of 12% per annum. The note is convertible at the lower of ; (i) a 50% discount to the lowest trading price during the previous twenty five trading days prior to the date of a conversion notice; or (ii) a 50% discount to the lowest trading price during the previous twenty five trading days before the date that this note was executed. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $137,118, of which $70,000 was recorded as a debt discount and the balance $67,118 was recorded as an interest expense, at inception.

On June 30, 2017, the Company entered into a note amendment agreement to increase the principal balance of the note by $14,100 to $92,850. The Company paid the $14,100 to the holder on July 6, 2017, to delay conversion option until September 5, 2017, pursuant to the amended terms. On September 27, 2017, the Company entered into another note amendment agreement to increase the principal balance of the note by $21,100 to $99,850. The Company wired $14,100 on September 27, 2017, to reduce the principal balance of the note to $85,750. The note holder effected conversion of accrued interest of $7,006 into 1,946,000 shares of common stock. The Company recorded a loss on debt settlement of $34,837 for the shares issued in excess of the agreed conversion price.

The Company amortized a debt discount of $69,466 during the year ended December 31, 2017. The Company amortized the finance fee of $38,705 during the year ended December 31, 2017. Interest expense of $11,571 was accrued on the convertible note during the year ended December 31, 2017. The Company recorded $67,118 as interest expense for the excess derivative liability on the convertible note during the year ended December 31, 2017. As of December 31, 2017, the balance outstanding on the loan was $85,750. The loan was due on October 6, 2017. The Company was in default of the loan and default interest was being accrued at the rate of 22%. Subsequent to the year ended December 31, 2017, the note holder converted the balance for 9,836,100 shares of the Company’s common stock.

The variables used for the Binomial model are as listed below:

	January 6, 2017	December 31, 2017

●	Volatility: 206%	Volatility: 286%
●	Risk free rate of return: 1.03%	Risk free rate of return: 1.28%
●	Expected term: 98 days	Expected term: 37 days

(D)	On April 21, 2017, the Company entered into an unsecured convertible note agreement with a third party for $58,000. The Company received $55,000, net of the financing fee of $3,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on January 30, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 61% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $85,380, of which $55,000 was recorded as a debt discount and the balance $30,380 was recorded as an interest expense, at inception.

During the year ended December31, 2017, the note holder converted $35,000 of the note for 3,106,274 shares of common stock. The Company recorded a gain on settlement of $1,528, for the difference in the conversion price. The derivative liability was recalculated on December 31, 2017 as $21,366 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $52,677 during the year ended December 31, 2017. The Company amortized the finance fee of $2,809, during the year ended December 31, 2017. Interest expense of $4,354, was accrued on the convertible note during the year ended December 31, 2017. As of December 31, 2017, the balance outstanding on the loan was $23,000. The loan was due on January 30, 2018. Subsequent to the year ended December 31, 2017, the note holder converted balance of the note with accrued interest into shares of the Company’s common stock and the loan was paid off.

The variables used for the Binomial model are as listed below:

	April 21, 2017	December 31, 2017

●	Volatility: 160%	Volatility : 253%
●	Risk free rate of return: 1.2%	Risk free rate of return : 1.28%
●	Expected term: 284 days	Expected term: 30 days

(E)	On May 31, 2017, the Company entered into an unsecured convertible note agreement with a third party for $28,000. The Company received $25,000, net of the financing fee of $3,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on March 15, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 61% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $37,967, of which $25,000 was recorded as a debt discount and the balance $12,967 was recorded as an interest expense, at inception.

The derivative liability was recalculated on December 31, 2017 as $21,421 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $18,576 during the year ended December 31, 2017. The Company amortized the finance fee of $2,229 during the year ended December 31, 2017. Interest expense of $1,970 was accrued on the convertible note during the year ended December 31, 2017. As of December 31, 2017, the balance outstanding on the loan was $28,000. The loan was due on March 15, 2018. Subsequent to the year ended December 31, 2017, the note holder converted the note and interest accrued on the same into for shares of the Company’s common stock and the note was fully paid off before the maturity date.

The variables used for the Binomial model are as listed below:

	May 31, 2017	December 31, 2017

●	Volatility: 189%	Volatility: 253%
●	Risk free rate of return: 1.17%	Risk free rate of return: 1.39%
●	Expected term: 288 days	Expected term: 74 days

(F)	On July 25, 2017, the Company entered into an unsecured convertible note agreement with a third party for $28,000. The Company received $25,000, net of the financing fee of $3,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on April 30, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 51% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $48,934, of which $25,000 was recorded as a debt discount and the balance $23,934 was recorded as an interest expense, at inception.

The derivative liability was recalculated on December 31, 2017 as $42,700 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $14,247 during the year ended December 31, 2017. The Company amortized the finance fee of $1,710 during the year ended December 31, 2017. Interest expense of $1,464 was accrued on the convertible note during the year ended December 31, 2017. As of December 31, 2017, the balance outstanding on the loan was $28,000. The loan is due on April 30, 2018.

The variables used for the Binomial model are as listed below:

	July 25, 2017	December 31, 2017

●	Volatility: 189%	Volatility: 253%
●	Risk free rate of return: 1.24%	Risk free rate of return: 1.39%
●	Expected term: 279 days	Expected term: 120 days

(G)	On November 13, 2017, the Company entered into an unsecured convertible note agreement with a third party for $19,181. The Company received $18,681, net of the financing fee of $500. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on August 30, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 51% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $41,653, of which $18,681 was recorded as a debt discount and the balance $22,954 was recorded as an interest expense, at inception.

The derivative liability was recalculated on December 31, 2017 as $26,7445 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $3,092 during the year ended December 31, 2017. The Company amortized the finance fee of $83 during the year ended December 31, 2017. Interest expense of $303 was accrued on the convertible note during the year ended December 31, 2017. As of December 31, 2017, the balance outstanding on the loan was $19,181. The loan is due on August 30, 2018.

The variables used for the Binomial model are as listed below:

	November 13, 2017	December 31, 2017

●	Volatility: 309%	Volatility: 253%
●	Risk free rate of return: 1.55%	Risk free rate of return: 1.76%
●	Expected term: 290 days	Expected term: 242 days

(H)	On September 15, 2017, the Company entered into an unsecured convertible note agreement with a third party for $25,000. The Company received $22,500, net of the financing fee of $2,500. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on September 15, 2018 and carries interest at the rate of 10% per annum. The Company also granted a warrant with the convertible note to buy 250,000 shares of common stock of the Company at an exercise price of $0.10 per share. The Company valued the warrants using the black scholes option pricing model at $14,700, which was recorded as a debt discount. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 61% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $113,636, of which $7,800 was recorded as a debt discount and the balance $105,836 was recorded as an interest expense, at inception.

The derivative liability was recalculated on December 31, 2017 as $59,596 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $6,596 during the year ended December 31, 2017. The Company amortized the finance fee of $733 during the year ended December 31, 2017. Interest expense of $733 was accrued on the convertible note during the year ended December 31, 2017. As of December 31, 2017, the balance outstanding on the loan was $25,000. The loan is due on September 15, 2018.

The variables used for the Binomial model are as listed below:

	September 15, 2017	December 31, 2017

●	Volatility: 286%	Volatility: 253%
●	Risk free rate of return: 1.17%	Risk free rate of return: 1.76%
●	Expected term: 137 days	Expected term: 258 days

(I)	On November 14, 2017, the Company entered into an unsecured convertible note agreement with a third party for $27,000. The Company received $25,000, net of the financing fee of $2,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on November 14, 2018 and carries interest at the rate of 12% per annum. The note is convertible at 50% of the Market Price. Market price shall mean the lowest trading price during the last fifteen trading day period prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $65,378, of which $25,000 was recorded as a debt discount and the balance $40,378 was recorded as an interest expense, at inception.

The derivative liability was recalculated on December 31, 2017 as $73,800 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $3,219 during the year ended December 31, 2017. The Company amortized the finance fee of $258 during the year ended December 31, 2017. Interest expense of $417 was accrued on the convertible note during the year ended December 31, 2017. As of December 31, 2017, the balance outstanding on the loan was $27,000. The loan is due on November 14, 2018.

The variables used for the Binomial model are as listed below:

	November 14, 2017	December 31, 2017

●	Volatility: 253%	Volatility: 253%
●	Risk free rate of return: 1.55%	Risk free rate of return: 1.76%
●	Expected term: 365 days	Expected term: 318 days

Note 9 – COMMITMENTS AND CONTINGENCIES

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month. The lease expired on April 30, 2017 and the Company is now on a month to month lease

Effective September 16, 2015, the Company renewed its residential lease agreement in California for its traveling consultants. Effective September 2015, the Company extended the lease agreement for one more year with a new monthly amount of $2,300. As of June 30, 2016, the Company discontinued its lease, which was assumed by a consultant of the Company.

Rent expense amounted to $26,156 and $47,717 for the years ended December 31, 2017 and 2016, respectively.

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

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of December 31, 2017.

Note 10 – REVOLVING LINE OF CREDIT- RELATED PARTY

On February 12, 2016, the Company signed a twelve months revolving line of credit agreement with a related party. The line amount is $100,000 and carries interest at 12% per annum. In January 2017, the Company signed an amendment to extend the due date of the loan to June 30, 2018 for a conversion option for the restricted common stock of the Company. The note carries interest at the rate of 12% per annum and is convertible at any time starting from January 18, 2017 and ending on the later of the maturity date or the date of payment. The note is convertible at 50% of the Average Market Price for the 15 previous trading days before the conversion notice date. The derivative liability on the note was calculated, using the Binomial model, to be $227,760, of which $101,400 was recorded as a debt discount and the balance $126,360 was recorded as an interest expense, at inception.

During the year ended December 31, 2017, the related party assigned $30,000 of the loan to an unrelated third party on the same terms. The third party opted to convert $5,000 of the principal balance into 892,857 shares of common stock of the Company. The Company recorded a loss on settlement of debt of $714, on the excess shares issued to the note holder. The derivative liability was recalculated on December 31, 2017 as $62,222 on the loan assigned and the proportionate difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $21,430 during the year ended December 31, 2017. Interest expense of $3,600 was accrued on the assigned convertible loan during the year ended December 31, 2017. As of December 31, 2017, the balance outstanding on the assigned loan was $25,000. The loan is due on June 30, 2018.

The derivative liability was recalculated on December 31, 2017 as $177,707 on the balance related party loan and the difference in the value recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $46,924 during the year ended December 31, 2017. Interest expense of $8,568 was accrued on the remaining related party convertible loan during the year ended December 31, 2017. As of December 31, 2017, the balance outstanding on the related party loan was $71,400. The loan is due on June 30, 2018.

Note 11 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2017. Management believes that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at December 31, 2017 and 2016 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at December 31, 2017 and 2016. At December 31, 2017 and 2016, the Company had federal net operating loss carry-forwards of approximately $4,000,000 and $2,800,000, respectively, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	2017	2016

Net loss carryforward	$1,100,000	$780,000
Valuation allowance	(1,100,000)	(780,000)
Total deferred tax assets	$-	$-

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

During the year ended December 31, 2017, the Company issued 1,500,000 shares (See Note 13) to the note holder to convert the outstanding principal balance of $75,000 and accrued interest of $6,574. As of December 31, 2017, the outstanding balance of the note was $0.

Note 13 – EQUITY

During the year ended December 31, 2016, the Company agreed to issue 3,200,000 shares for services at a price between $0.157 to $0.075, for a total of $256,480. Additionally, the Company agreed to issue 825,000 shares of common stock for marketing services at a per share price of $0.1497 for a total consideration of $125,000. As of December 31, 2017, these shares are yet to be issued and have been recorded as common stock issuable.

The Company also agreed to issue 200,000 shares of its common stock a $0.05 per share for $10,000 cash, during the year ended December 31, 2016. The shares were issued during the year ended December 31, 2017.

During the year ended December 31, 2016, the Company recorded $44,000 as capital contribution for the fair market value of services provided by the officer of the Company.

During the year ended December 31, 2016, the Company recorded $16,000 as additional paid in capital for the beneficial conversion feature on four convertible notes of $10,000 each. (See Note 9)

On June 24, 2016, the Company issued a $75,000 nonrefundable Promissory Note to an investor as a pre condition to an Equity Purchase Agreement. The promissory note bears 10% interest per annum with a one year maturity date. This note resulted in a $75,000 deferred equity issuance cost and is being amortized over the contract period. During the year ended December 31, 2017 and 2016, respectively, the Company recorded $37,500 and $18,750 in amortization of the deferred equity issuance costs for the Equity Purchase Agreement (See Note 13). During the year ended December 31, 2017, the Company issued 1,500,000 shares for the conversion of the promissory note along with interest accrued on the same of $6,574. The shares issued were recorded at the fair market value of $0.054 on the date of conversion notice.

During the year ended December 31, 2017, the Company increased the authorized share capital for common stock of the Company from 100 million to 300 million. During the year ended December 31, 2017, the Company increased the authorized share capital for preferred stock of the Company from 0 to 10 million.

During the year ended December 31, 2017, the Company issued 36,885 shares of company’s common stock, to a third party for $2,250 cash.

During the year ended December 31, 2017, the Company issued 140,808 shares of company’s common stock, for payment of a related party accounts payable totaling $8,589, including penalties.

During the year ended December 31, 2017, the Company issued 177,694 shares of company’s common stock in exchange for consulting and advisory services, valued at $10,840.

During the year ended December 31, 2017, the Company issued 2,911,195 shares of company’s common stock, to partially convert $23,600 of a convertible note payable.

During the year ended December 31, 2017, the Company issued 1,946,200 shares of common stock to effect conversion of accrued interest on a convertible note of $7,006.

During the year ended December 31, 2017, one of the note holder converted $35,000 of the note for 3,106,274 shares of common stock.

During the year ended December 31, 2017, the Company issued 892,857 shares of company’s common stock, to partially convert $5,000 of a convertible note payable.

During the year ended December 31, 2017, the Company agreed to issue 1,000,000 shares of common stock to a third party for $15,000 cash. The shares were not issued as of December 31, 2017 and have been recorded as shares to be issued in the accompanying financial statements.

During the year ended December 31, 2017, the Company capitalized $48,000 as capital contribution by prior president of the Company, for the accrued salary due to the prior president.

During the year ended December 31, 2017, the Company entered into an unsecured loan payable agreement with a related party for $14,100, due on September 15, 2017. The Company granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the black scholes options pricing model. The fair market value of the options was $26,746. The value was restricted to the face value of the note and hence, $14,100 was recorded as a debt discount and credited as additional paid in capital in the accompanying financials (See Note 7).

During the year ended December 31, 2017, the Company entered into another unsecured loan payable agreement with the same related party for $17,500, with net loan proceeds of $14,100. The Company also granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the black scholes options pricing model. The fair market value of the options was $22,945. The value was restricted to the net proceeds of the note and hence, $14,100 was recorded as a debt discount and credited as additional paid in capital in the accompanying financials (See Note 7).

During the year ended December 31, 2017, the Company entered into an unsecured convertible note agreement with a third party for $25,000. The Company received $22,500, net of the financing fee of $2,500. The Company also granted a warrant with the convertible note to buy 250,000 shares of common stock of the Company at an exercise price of $0.10 per share. The Company valued the warrants using the black scholes option pricing model at $14,700, which was recorded as a debt discount and credited as additional paid in capital in the accompanying financials (See Note 8).

Note 14 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2017, the Company issued 45,625,214 shares of Common stock to effect conversion of various note payables.

Subsequent to the year ended December 31, 2017, the Company increased the authorized share capital of the Company from 300 million to 1 billion shares of common stock.

Subsequent to the year ended December 31, 2017, the Company issued 3 million shares of preferred stock to the prior president of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

Name	Age	Position(s)
George Hedrick	72	President, /CEO, CFO, Secretary and Director

Michael Hu	62	Director

Bernd Schaefers	74	Director

Mark R. Edwards, Ph.D	68	Director

George Hedrick is a college educated psychology major and seasoned Marketing and Management professional with unparalleled experience in all facets of the Service Industry. Mr. Hedrick has extensive experience as Manager and Marketing Executive in world class hotels and casinos in Las Vegas, Nevada, including: Caesars Palace Hotel/Casino, Rio Hotel/Casino Resort. He also served as Vice President of Corporate Marketing for Sun International at the Atlantis Resort, Bahamas. Since 2012, Mr. Hedrick has been General Manager for 2050 Motors, Inc. (North American Operations) and liaison between City and State Officials and local Automotive Dealerships. In 2014, Mr. Hedrick was promoted to Vice President of 2050 Motors, Inc.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael Hu	2017	0	0	0	0	0	0	0	0
Michael Hu (1)	2016	0	48,000	0	0	0	0	0	48,000
Michael Hu	2015	0	50,440	0	0	0	0	0	50,440

(1)	Appointed President and Chief Financial Officer and Director on May 2, 2014. On January 9, 2018, Mr. Hu resigned all of his executive officer positions. He remains a director of the Company

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

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	George Hendrick, Pres/CEO, CFO, Sec. & Director	2,108,333	(3)	2.5%

Common Stock	Michael Hu, Director	9,060,000	(4)	10.9%

Series A Convert. Preferred Stock (5)	Michael Hu, Director	3,000,000		100%

Common Stock	Bernd Schaefers, Director	1,855,387		2.2%

Common Stock	Mark R. Edwards, Ph.D., Director.	125,000		*

Common Stock	All Directors and Officers as a Group (4 persons)	13,148,720		15.9%

*	Less than 1%

(1)	Unless otherwise indicated, based on 82,813,975 shares of common stock issued and outstanding as of the date of this report. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Unless indicated otherwise, the address of the shareholder is c/o 2050 Motors, Inc., 3420 Bunkerhill Dr., No. Las Vegas, NV 89032.

(3)

Includes 700,000 shares in the name of Mr. Hedrick’s wife, Alexandria M. Hedrick and 600,000 shares in the name of Hemisphere Group, an entity principally owned and controlled by Mr. Hedrick, both of which he has beneficial ownership.

(4)	Includes 1,400,000 shares in the name of Mr. Hu’s wife, Fay Luan, of which he has beneficial ownership.

(5)	Each share of Series A Convertible Preferred Stock entitles the holder to 50 votes per share and is convertible into common stock on a one shares for one share basis.

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

	Year ended December 31,
	2017		2016
Audit Fees	$		$36,000

Audit-Related Fees		$-0-	$-0-

Tax Fees		$-0-	$-0-

All Other Fees		$-0-	$-0-

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April 2018.

2050 MOTORS, INC.

By:	/s/ George Hedrick
George Hedrick, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ George Hendrick	Dated: April 17, 2018
George Hedrick
President (Principal Executive Officer) and Director

/s/ Bernd Schaefers	Dated: April 17, 2018
Bernd Schaefers
Director

/s/ Mark R. Edwards	Dated: April 17, 2018
Mark R. Edwards, Ph.D
Director

/s/ Michael Hu	Dated: April 17, 2018
Michael Hu
Director
37

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

