Form 10-K/A
period 2017-12-31
2050 MOTORS, INC.
filed 2018-04-20
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference. None

EXPLANATORY NOTE

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends and restates certain items noted below in the Annual Report on Form 10-K of 2050 Motors, Inc. (the “Company”) for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission on April 18, 2018 (the “Original Filing”). This Form 10-K/A amends the Original Filing to reflect the correction of errors in the previously reported fiscal year 2017 financial statements. In accordance with these changes, we have corrected the amount of working capital in the Equity and Capital Resources sub- section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This Form 10-K/A also amends Item 14 by inserting the Audit Fees for 2017.

In addition, in accordance with Regulation S-T, we are including the Interactive Data Files as Exhibit 101 which we have listed under the heading PART IV, ITEM 15. EXHIBITS and which shall be deemed “furnished” and not “filed.”

Furthermore, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

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

Equity and Capital Resources

We have incurred losses since inception of our business and, as of December 31, 2017, we had an accumulated deficit of $4,059,248. As of December 31, 2017, we had cash of $499 and a negative working capital of $1,477,483.

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

2050 Motors, Inc.

Balance Sheets

	As of	As of
	December 31, 2017	December 31, 2016

Assets

Current Assets
Cash	$499	$11,766
Other prepaid expenses	-	20,000

Total current assets	499	31,766

Property and equipment, net	31,676	64,950

Other assets:
Vehicle deposits	24,405	24,405
Other deposits	2,200	2,200
Deferred equity offering costs, net	18,750	56,250
License	50,000	50,000

Total other assets	95,355	132,855

Total assets	$127,530	$229,571

Liabilities and stockholders’ deficit

Liabilities
Accounts payable	$42,817	$38,629
Tax payable	3,664	-
Accrued interest on loans payable	60,087	27,751
Accounts payable due to related parties	-	7,750
Loans payable due to related parties, net	44,600	36,050
Loans payable due to non-related parties, net	233,328	129,861
Revolving line of credit from related party	63,354	101,400
Deferred rent	-	244
Derivative liability	1,030,132	270,075

Total current liabilities	1,477,982	611,760

Stockholders’ deficit
Common stock; no par value Authorized: 300,000,000 shares at December 31, 2017, and 100,000,000 shares at December 31, 2016 Issued and outstanding: 47,860,512 at December 31, 2017 and 37,148,599 at December 31, 2016	2,474,146	2,260,476
Preferred stock; no par value Authorized: 10,000,000 shares at December 31, 2017, and 0 shares at December 31, 2016 Issued and outstanding: 0 shares at December 31, 2017, and December 31, 2016	-	-
Additional paid-in-capital	94,650	41,250
Accumulated deficit	(4,059,248)	(2,808,915)
Common stock issuable	140,000	125,000

Total stockholders’ deficit	(1,350,452)	(382,189)

Total liabilities and stockholders’ deficit	$127,530	$229,571

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Operations

	Year Ended	Year Ended
	December 31 2017	December 31 2016

Operating revenue	$-	$-

Operating expenses:

Research and development costs	28,400	66,126
General & administrative	270,574	709,530
Total operating expenses	298,974	775,656

Net loss from operations	(298,974)	(775,656)

Interest expense	(908,501)	(230,962)
Gain on sale of equiment	-	1,126
Derivative liability gain/(loss)	(42,058)	(27,625)

Loss before income taxes	(1,249,533)	(1,033,117)

Provision for income taxes	(800)	-

Net loss	$(1,250,333)	$(1,033,117)

Net loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted average common equivalent shares outstanding, basic and diluted	39,431,012	34,687,943

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Stockholders’ Deficit

	Common Stock		Common	Additional		Total
	Number	No	stock	paid-in	Accumulated	stockholders’
	of shares	par value	issuable	capital	deficit	equity

Balance, December 31, 2015	33,748,599	$1,993,996	$-	$-	$(1,775,798)	$218,198

Equity offering costs	-	-	-	(18,750)	-	(18,750)
Capitalization of unpaid officer salary	-	-	-	44,000	-	44,000
Warrants and options attached to convertible debt	-	-	-	16,000	-	16,000
Shares issued for cash	200,000	10,000	-	-	-	10,000
Shares issued for services	3,200,000	256,480	125,000	-	-	381,480
Net loss	-	-	-	-	(1,033,117)	(1,033,117)

Balance, December 31, 2016	37,148,599	$2,260,476	$125,000	$41,250	$(2,808,915)	$(382,189)

Equity offering costs	-	-	-	(37,500)	-	(37,500)
Capitalization of unpaid officer salary	-	-	-	48,000	-	48,000
Warrants and options attached to convertible debt	-	-	-	42,900	-	42,900
Shares issued for cash	36,885	2,250	15,000	-	-	17,250
Shares issued for reduction of debt	10,497,334	200,580	-	-	-	200,580
Shares issued for services	177,694	10,840	-	-	-	10,840
Net loss	-	-	-	-	(1,250,333)	(1,250,333)

Balance, December 31, 2017	47,860,512	$2,474,146	$140,000	$94,650	$(4,059,248)	$(1,350,452)

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Cash flows provided by (used for) operating activities:
Net loss	$(1,250,333)	$(1,033,117)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	33,274	39,258
Amortization of prepaid expenses from stock for services transactions	-	156,480
Amortization of debt discount	302,567	18,750
Amortization of deferred finance costs	58,239	2,141
Capitalization of unpaid officer salaries	48,000	44,000
Issuance of common stock for services	10,840	225,000
Gain on sale of property	-	(1,126)
Reduction of interest expense from debt	-	(55,500)
Derivative liability adjustment	42,058	27,265
Interest expense from initial derivative liability	447,343	242,810

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Prepaid rent	-	-
Other prepaid expenses	20,000	5,000
Deposits	-	5,200
Accounts payable	4,188	35,114
Income tax payable	3,664
Accrued interest on loans payable	46,756	22,771
Related party payable	-	7,750
Deferred expenses	(244)	(734)

Net cash used for operating activities	(233,648)	(258,938)

Cash flows provided (used) for investing activities:
Sale of property and equipment	-	2,300

Net cash provided by (used for) investing activities	-	2,300

Cash flows provided by (used for) by financing activities:
Proceeds from related party advances	28,200
Payments made on related party advances	(36,050)	(30,450)
Proceeds from non-related loans	241,181	105,470
Payments made on non-related loans	(28,200)	-
Proceeds from revolving line of credit from related party	-	102,550
Payments made on revolving line of credit from related party	-	(1,150)
Proceeds from issuance of common stock	17,250	10,000

Net cash provided by (used for) financing activities	222,381	186,420

Net (decrease) in cash	(11,267)	(70,218)
Cash, beginning of year	11,766	81,984

Cash, end of period	$499	$11,766

Supplemental disclosure of cash flow information -

Deferred equity issuance cost from non-cash transaction, net	$-	$56,250
Amortization of deferred finance cost from non-cash transaction	$37,500	$-
Common stock issued for debt	$160,771	$-
Debt discount from convertible loan	$42,900	$16,000
Interest paid	$20,305	$-

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

During the year ended December 31, 2016, the Company recorded $16,000 as additional paid in capital for the beneficial conversion feature on four convertible notes of $10,000 each. (See Note 8)

On June 24, 2016, the Company issued a $75,000 nonrefundable Promissory Note to an investor as a pre condition to an Equity Purchase Agreement. The promissory note bears 10% interest per annum with a one year maturity date. This note resulted in a $75,000 deferred equity issuance cost and is being amortized over the contract period. During the year ended December 31, 2017 and 2016, respectively, the Company recorded $37,500 and $18,750 in amortization of the deferred equity issuance costs for the Equity Purchase Agreement (See Note 13). During the year ended December 31, 2017, the Company issued 1,500,000 shares for the conversion of the promissory note along with interest accrued on the same of $6,574. The shares issued were recorded at the fair market value of $0.054 on the date of conversion notice.

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

	Year ended December 31,
	2017	2016
Audit Fees	$37,000	$36,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Farber Hass Hurley, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits: The following materials from the Form 10-K, formatted in XBRL are furnished with this Amendment as Exhibit No. 101:

(i)	the Consolidated Statements of Operations;
(ii)	the Consolidated Balance Sheets;
(iii)	the Consolidated Statements of Comprehensive Income;
(iv)	the Consolidated Statements of Convertible Preferred Stock, Redeemable Noncontrolling Interest and Equity (Deficit);
(v)	the Consolidated Statements of Cash Flows; and
(vi)	Notes to Consolidated Financial Statements.

These Interactive Data Files are not deemed filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are not deemed filed for purposes of section 18 of the Exchange Act and are not otherwise subject to liability under these sections.

8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2050 MOTORS, INC.

By:	/s/ George Hedrick
George Hedrick
Chief Executive Officer
April 19, 2018

9