Form 10-Q
period 2018-03-31
2050 MOTORS, INC.
filed 2018-08-03
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of Common Stock, no par value, of the registrant outstanding at July 16, 2018 was 188,677,326.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2017

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

2050 Motors, Inc.

Condensed Balance Sheets

	As of	As of
	March 31, 2018	December 31, 2017
	(unaudited)

Assets

Current Assets
Cash	$22,136	$499

Property and equipment, net	24,874	31,676

Other assets:
Vehicle deposits	24,405	24,405
Other deposits	2,200	2,200
Deferred equity issuance costs, net	9,375	18,750
License	-	50,000

Total other assets	35,980	95,355

Total assets	$82,990	$127,530

Liabilities and stockholders’ deficit

Liabilities
Accounts payable	$62,778	$42,817
Tax payable	2,864	3,664
Accrued interest on loans payable	65,234	60,087
Loans payable due to related parties, net	44,600	44,600
Loans payable due to non-related parties, net	208,271	233,328
Revolving line of credit from related party	65,787	63,354
Derivative liability	2,058,527	1,030,132

Total current liabilities	2,508,061	1,477,982

Stockholders’ deficit
Common stock; no par value	2,634,874	2,474,146
Authorized: 1,000,000,000 shares at March 31, 2018, and 300,000,000 shares at December 31, 2017
Issued and outstanding: 102,814,626 shares at March 31, 2018 and 47,860,512 shares at December 31, 2017
Preferred stock; no par value	45,000	-
Authorized: 10,000,000 shares, no par value;
Issued and outstanding: 3,000,000 shares at March 31, 2018, and 0 shares at December 31, 2017
Additional paid-in-capital	305,770	94,650
Accumulated deficit	(5,550,715)	(4,059,248)
Common stock issuable	140,000	140,000

Total stockholders’ deficit	(2,425,071)	(1,350,452)

Total liabilities and stockholders’ deficit	$82,990	$127,530

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Operations

(unaudited)

	3 Month Ended
	March 31, 2018	March 31, 2017

Operating revenue	$-	$-

Operating expenses:

Research and development costs	-	3,000
General and administrative	110,326	68,844
Total operating expenses	110,326	71,844

Net loss from operations	(110,326)	(71,844)

Interest expense	(251,039)	(126,837)
Impairment loss	(50,000)	-
Derivative liability gain/(loss)	(1,064,317)	150,093
Debt conversion gain/(loss)	(16,734)	-
Debt settlement gain/(loss)	949	-

Loss before income taxes	(1,491,467)	(48,588)

Provision for income taxes	-	-

Net loss	$(1,491,467)	$(48,588)

Net loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average common equivalent shares outstanding, basic and diluted	75,518,883	37,318,395

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Stockholders’ (Deficit) Equity

	Common Stock			Preferred Stock		Additional		Total
	Number	No par		Number	No par	paid-in	Accumulated	stockholders’
	of shares	value	Issuable	of shares	value	capital	deficit	equity

Balance, December 31, 2016	37,148,599	$2,260,476	$125,000	-	$-	$41,250	$(2,808,915)	$(382,189)

Equity issuance costs	-	-	-	-	-	(37,500)	-	(37,500)
Capitalization of unpaid officer salary	-	-	-	-	-	48,000	-	48,000
Beneficial conversion feature	-	-	-	-	-	42,900	-	42,900
Shares issued for cash	36,885	2,250	15,000	-	-	-	-	17,250
Shares issued for reduction of debt	10,497,334	200,580	-	-	-	-	-	200,580
Shares issued for services	177,694	10,840	-	-	-	-	-	10,840
Net loss	-	-	-	-	-	-	(1,250,333)	(1,250,333)

Balance, December 31, 2017	47,860,512	$2,474,146	$140,000	-	$-	$94,650	$(4,059,248)	$(1,350,452)

Extinguishment of derivative liability	-	-	-	-	-	263,395	-	263,395
Reclassification of warrants to derivative liability	-	-	-	-	-	(42,900)	-	(42,900)
Equity offering costs	-	-	-	-	-	(9,375)	-	(9,375)
Shares issued for reduction of debt	54,954,114	160,728	-	-	-	-	-	160,728
Shares issued for services	-	-	-	3,000,000	45,000	-	-	45,000
Net loss	-	-	-	-	-	-	(1,491,467)	(1,491,467)

Balance, March 31, 2018	102,814,626	$2,634,874	$140,000	3,000,000	$45,000	$305,770	$(5,550,715)	$(2,425,071)

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Cash Flows

(unaudited)

	3 Month Ended
	March 31, 2018	March 31, 2017
Cash flows provided by (used for) operating activities:
Net loss	$(1,491,467)	$(48,588)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	6,803	9,463
Amortization of debt discount	71,095	108,896
Amortization of deferred finance costs	12,542	5,860
Capitalization of unpaid officer salaries	-	12,000
Impairment loss	50,000	-
Penalty expense on non-related loan payables	35,000	-
Debt settlement loss	16,734	-
Issuance of common stock for services	-	10,839
Issuance of common stock for interest on cash advance	-	839
Issuance of preferred stock for services	45,000	-
Derivative liability adjustment	1,064,317	(150,093)
Interest expense from initial derivative liability	99,570	-
Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Accounts payable	19,961	(7,714)
Income tax payable	(800)
Accrued interest on loans payable	21,340	11,069
Deferred expenses	-	(183)

Net cash used for operating activities	(49,905)	(47,612)

Cash flows provided by (used for) by financing activities:
Payments made on related party advances	-	(18,500)
Proceeds from non-related loans	73,000	70,000
Payments made on revolving line of credit from related party	(1,458)	-
Proceeds from issuance of common stock	-	2,250

Net cash provided by (used for) financing activities	71,542	53,750

Net increase in cash	21,637	6,138
Cash, beginning of year	499	11,766

Cash, end of period	$22,136	$17,904

Supplemental disclosure of cash flow information -

Deferred equity issuance cost from non-cash transaction, net	$-	$46,875
Amortization of deferred finance cost from non-cash transaction	$9,375	$5,860
Common stock issued for debt	$143,995	$8,560
Debt discount from convertible loan	$124,461	$-
Reclassification of derivative liability	$263,395	$-
Warrants/options reclassified from APIC to derivative liability	$42,900	$-

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

Cash

Cash consists of deposits in one large national bank. At March 31, 2018 and December 31, 2017, the Company had $22,136 and $499 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

As of March 31, 2018 and December 31, 2017, Property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Furniture and furnishings	$14,303	$14,303
Leasehold improvements	18,184	18,184
Vehicle and parts	76,045	76,045
Tools and equipment	22,494	22,494
Total	131,026	131,026
Less: Accumulated depreciation	(106,152)	(99,350)
Property, plant and equipment, net	$24,874	$31,676

Depreciation expense was $6,803 and $9,463 for the three month periods ended March 31, 2018 and 2017, respectively.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2018:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$2,058,527	$-	$-	$2,058,527
Total liabilities measured at fair value	$2,058,527	$-	$-	$2,058,527

Assets and liabilities measured at fair value are as follows as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$1,030,132	$-	$-	$1,030,132
Total liabilities measured at fair value	$1,030,132	$-	$-	$1,030,132

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2016	$270,075
Fair value of derivative laibilities issued	717,999
Gain on change in derivative liabilities	42,058
Balance as of December 31, 2017	1,030,132
Fair value of derivative laibilities issued	184,573
Loss on change in derivative liabilities	1,064,317
Derivative liabilities reversed to APIC	(263,395)
Warrants/options reclassified from APIC to derivative liability	$42,900
Balance as of March 31, 2018	$2,058,527

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three month periods ended March 31, 2018 and 2017, the Company incurred losses. Therefore, the effect of any common stock equivalents is anti- dilutive during those periods.

The following table sets for the computation of basic and diluted earnings per share for the three month periods ended March 31, 2018 and 2017:

	2018	2017
Basic and diluted
Net loss	$(1,491,467)	$(48,588)

Weighted average number of shares in computing basic and diluted net loss

Basic	75,518,883	37,318,395
Diluted	75,518,883	37,318,395

Net loss per share basic and diluted
Basic and diluted	$(0.02)	$(0.00)

Revenue Recognition

Revenue Recognition:

The company recognizes revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those good or services. The Company has not generated revenues since inception.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Cost of Sales

Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), shipping, importation duties and charges, third party royalties, and product sampling.

Advertising and Marketing Costs

Costs incurred for producing and communicating advertising and marketing are expensed when incurred and included in selling general and administrative expenses. Advertising and marketing expense amounted to $0 and $0 for the three month periods ended March 31, 2018 and 2017, respectively

Operating Overhead Expense

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

ASC 740 provide accounting and disclosure guidance about positions taken by an organization in its tax returns that might be uncertain. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

At March 31, 2018 and December 31, 2017, the Company had not taken any significant uncertain tax positions on its tax returns for year ended December 31, 2017 and prior years or in computing its tax provision for 2017. Management has considered its tax positions and believes that all of the positions taken by the Company in its Federal and State tax returns are more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $5,550,715 as of March 31, 2018. The Company also had a negative working capital of $2,485,925 and $1,477,483 for the three month periods ended March 31, 2018 and for the year ended December 31, 2017, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 – VEHICLE DEPOSITS

Vehicle deposit of $24,405, as of March 31, 2018 and December 31, 2017, represents one prototype test model for delivery into the United States when the specifications are completed for an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”. The estimated date set for this test is mid-2018.

Note 5 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the e-Go EV model. The cost of this license agreement has been recognized as a long-term asset and is evaluated, by management, for impairment losses at each reporting period. As of March 31, 2018 and December 31, 2017, impairment losses of $50,000 and 0, respectively, have been identified by the management.

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

On July 1, 2017, the Company entered into an unsecured loan payable agreement with a related party for $14,100, due on September 15, 2017. The Company granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The fair market value of the options was $26,746. A debt discount of $14,100 was amortized over the term of the loan. The Company also agreed to pay $1,500 as an interest on the loan. On September 27, 2017, the Company entered into a note amendment, whereby, the term of the note was extended until November 1, 2017, in exchange for an additional $1,500 finance fee and $1,500 late fee. The Company recorded the same as interest expense. As of March 31, 2018, the loan is in default and the outstanding balance of the loan, as of March 31, 2018 and December 31, 2017 was $17,100. The Company accrued a penalty interest of $1,750 plus $100 per day of default totaling $25,968 and $16,698 as of March 31, 2018 and December 31, 2017, respectively. Interest expense for the three months ended March 31, 2018 and 2017 was $9,000 and $0, respectively. In accordance with ASC 815, one million options were reclassified from equity to derivative liabilities with a fair value of $4,300 and a derivative loss of $9,800.

On September 27, 2017, the Company entered into another unsecured loan payable agreement with the same related party for $17,500, due on November 1, 2017. The loan holder charged $1,750 as funding fee and $1,650 as processing fee for the loan, which were recorded as debt discount, with net loan proceeds of $14,100. The Company also granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The fair market value of the options was $22,945. The Company amortized the debt discount of $14,100 and the finance fee of $3,400, over the term of the loan. In accordance with ASC 815, one million options were reclassified from equity to derivative liabilities with a fair value of $5,800 and a derivative loss of $8,300. As of March 31, 2018, the loan is in default and the outstanding balance of the loan, as of March 31, 2018 and December 31, 2017 was $17,500. The Company accrued a penalty interest of $1,750 plus $100 per day of default totaling $23,100 and $14,100 as of March 31, 2018 and December 31, 2017, respectively. Interest expense for the three months ended March 31, 2018 and 2017 was $9,000 and $0, respectively. During the three month periods ended March 31, 2018 and 2017, the Company accrued $9,000 and $0 as a penalty in the accompanying financial statements.

The Company determined the derivative liability of the options using the Binomial model. The variables used for the Binomial model are as listed below:

●	Volatility: 253%

●	Risk free rate of return: 1.73% - 1.93%

●	Expected term: 3-6 months

The Company received an unsecured $10,000 loan during the third quarter of 2016 from a related party. The loan bears 12% interest and on March 16, 2017, the original maturity date, an extension was granted to April 1, 2018. The outstanding balance on the loan as of March 31, 2018 and December 31, 2017 was $10,000. The Company recorded accrued interest of $1,845 and $1,549 as of March 31, 2018 and December 31, 2017, respectively. Interest expense for the three months ended March 31, 2018 and 2017 was $296 and $0, respectively.

Note 7 – CONVERTIBLE NOTE PAYABLES

(A)	On November 1, 2016, the Company entered into four unsecured convertible promissory notes with three unrelated parties. The principle amount is $10,000 for each note and carries interest of 12% annum. All four notes mature on April 30, 2017. The notes may be converted into common stock of the Company at any time by the election of the lender at a conversion price of $0.075 per share. The Company recorded a debt discount of $16,000 for the difference in the conversion price and the fair market value on the date of agreement. The debt discount is being amortized over the term of the notes. On April 30, 2017, the Company extended the term of the four notes by 90 days until July 29, 2017. The remaining debt discount of $8,000 was amortized over the extended term. As of March 31, 2018 and December 31, 2017, the outstanding balance on the four notes amounted to $40,000. Accrued interest totaled $4,400 and $3,200 as of March 31, 2018 and December 31, 2017, respectively. Interest expense was $1,200 for the three months ended March 31, 2018 and 2017. The loans were in default as of March 31, 2018 and December 31, 2017. Subsequent to March 31, 2018, the note holders converted the principal balance of $40,000 and the accrued interest of $4,800 for 18,000,000 shares of common stock.

(B)	On October 26, 2016, the Company entered into an unsecured convertible note agreement, with an accredited investor, for $65,000. The note bears interest at 12% per annum and is due and payable on July 26, 2017. The note has financing cost of $9,500 associated with it. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The Company may prepay the note in full together with any accrued and unpaid interest plus any applicable pre-payment premium set forth in the note. Until the Ninetieth (90th) day after the Issuance Date the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 90th day to the One Hundred and Twentieth (120th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 140%, in addition to outstanding interest, which can be paid without the Holder’s consent; from the 12th day to the One Hundred and Eightieth (180th) day after the Issuance Date, the Company may pay the principal at a cash redemption premium of 145%, in addition to outstanding interest, which can be paid without the Holder’s consent. After the 180th day up to the Maturity Date this Note shall have a cash redemption premium of 150% of the then outstanding principal amount of the Note, plus accrued interest and Default Interest if any, which may only be paid by the Company upon Holder’s prior written consent The note is convertible into fully paid and non-assessable shares of common stock, after 180 days from the date of the note, at a conversion price which is lower of: (i) a 50% discount to the lowest trading price during the previous twenty trading days prior to the date of a conversion notice; or (ii) a 50% discount to the lowest trading price during the previous twenty trading days before the date that this note was executed. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $242,450, of which $55,500 was recorded as a debt discount and the balance $186,950 was recorded as an interest expense, at inception.

On April 25, 2017, the Company entered into a note amendment whereby, the maturity of the note was extended to January 26, 2018 and the principal was increased by $7,800 to $72,800. The Company wired $33,118 to the note holder as loan extension fee. The additional finance fee of $7,800 was amortized over the remaining term of the note.

During the year ended December 31, 2017, the note holder converted $23,600 of the note pursuant to two separate conversion notices. The Company issued 2,911,195 shares of common stock to effect the conversions and recorded a loss on debt settlement of $5,786 for the shares issued in excess of the agreed conversion price.

During the three month period ended March 31, 2018, the note holder converted $32,286 of the principal of the note, pursuant to four separate conversion notices into 12,681,921 shares of common stock to effect the conversions and recorded a loss on debt settlement of $6,902 for the difference with the agreed conversion price. The derivative liability of $114,796, related to the converted portion, was reclassed to additional paid in capital.

The note was due on January 26, 2018 and is currently in default. All remaining finance fee and debt discount were amortized over the term of the note. The derivative liability for the remaining note was recalculated on March 31, 2018 to be $101,479. The change in derivative liability of $41,343 was recorded on the accompanying financial statements.

The Company amortized a debt discount of $4,202 and $18,500, respectively, during the three month periods ended March 31, 2018 and 2017. The Company amortized the finance fee of $2,869 and $3,167, respectively, during the three month periods ended March 31, 2018 and 2017. Interest expense totaled $951 and $1,950 respectively, during the three month periods ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, the outstanding balance on the convertible note payable amounted to $16,913 and $49,200, respectively. Accrued interest totaled $10,464 and $9,513 as of March 31, 2018 and December 31, 2017, respectively. Subsequent to March 31, 2018, the note holder converted $6,871 of the principal balance into 4,580,800 shares of common stock.

(C)	On January 6, 2017, the Company entered into an unsecured convertible note agreement with a third party for $78,750. The Company received $70,000, net of the financing fee of $8,750. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on October 6, 2017 and carries interest at the rate of 12% per annum. In the event of default, the amount of principal and interest not paid when due will bear interest of 22% per annum. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. The note agreement also contains certain covenants, if breached, the Company is liable for additional penalties. The note is convertible at the lower of; (i) a 50% discount to the lowest trading price during the previous twenty five trading days prior to the date of a conversion notice; or (ii) a 50% discount to the lowest trading price during the previous twenty five trading days before the date that this note was executed. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $137,118, of which $70,000 was recorded as a debt discount and the balance $67,118 was recorded as an interest expense, at inception.

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

During the three month period ended March 31, 2018, the note holder converted $12,319 of the note plus unpaid accrued interest of $9,351, pursuant to four separate conversion notices into 14,501,000 shares of common stock to effect the conversions and recorded a loss on debt settlement of $5,700 for the difference with the agreed conversion price. The derivative liability of $53,104, related to the converted portion, was reclassed to additional paid in capital.

The note was due on February 6, 2018 and is currently in default and a default penalty of $35,000 was added to the note principal as of the issue date for a total of $113,750. As of March 31, 2018, the outstanding principal and interest was $109,943 which includes a default interest rate of 22%. The Company accrued additional penalties and interest of approximately $264,000 related to the breach of covenants. All remaining finance fee and debt discount were amortized over the term of the note. The derivative liability for the remaining note was recalculated on March 31, 2018 to be $1,221,589. The change in derivative liability of $905,047 was recorded on the accompanying financial statements.

The Company amortized a debt discount of $534 and $21,538, respectively, during the three month periods ended March 31, 2018 and 2017. The Company amortized the finance fee of $5,246 and $2,692, respectively, during the three month periods ended March 31, 2018 and 2017. Interest expense totaled $4,401 and $2,175 respectively, during the three month periods ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, the outstanding principal and interest on the convertible note payable amounted to $109,943 and $85,750, respectively. Subsequent to March 31, 2018, the note holder converted $1,898 of the principal balance and $1,460 of the accrued interest into 4,664,900 shares of common stock.

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

During the year ended December 31, 2017, the note holder converted $35,000 of the note for 4,106,274 shares of common stock. The Company recorded a gain on settlement of $1,528, for the difference in the conversion price.

During the three month period ended March 31, 2018, the note holder converted balance $23,000 of the note plus unpaid accrued interest of $3,480, pursuant to three separate conversion notices. The Company issued 5,375,889 shares of common stock to effect the conversions and recorded a gain on debt settlement of $2,079 for the difference with the agreed conversion price. The remaining finance fee of $191 and remaining debt discount of $2,323 was amortized on the conversion of the note. The related derivative liability of $21,366 was reclassed to additional paid in capital on the conversion of the note.

The Company amortized a debt discount of $2,323 and $0 during the three month periods ended March 31, 2018 and 2017. The Company amortized the finance fee of $191 and $0, respectively, during the three month periods ended March 31, 2018 and 2017. Interest expense was $0 respectively, during the three month periods ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, the outstanding balance on the convertible note payable amounted to $0 and $23,000, respectively.

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

During the three month period ended March 31, 2018, the note holder converted the note principal balance of $28,000 plus unpaid accrued interest of $1,680, pursuant to four separate conversion notices. The Company issued 7,188,190 shares of common stock to effect the conversions and recorded a loss on debt settlement of $858 for the difference with the agreed conversion price. The remaining finance fee of $771 and remaining debt discount of $6,424 was amortized to interest expense on the conversion of the note. The related derivative liability of $21,421 was reclassed as additional paid in capital on the note conversion. As of March 31, 2018 and December 31, 2017, the outstanding balance on the convertible note payable amounted to $0 and $28,000, respectively.

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

During the three month period ended March 31, 2018, the note holder converted the note principal balance of $28,000 plus unpaid accrued interest of $1,680, pursuant to four separate conversion notices. The Company issued 10,543,114 shares of common stock to effect the conversions and recorded a gain on debt settlement of $4,512 for the difference with the agreed conversion price. The remaining finance fee of $1,290 and remaining debt discount of $10,753 was amortized to interest expense on the conversion of the note. The related derivative liability of $42,702 was reclassed as additional paid in capital on the note conversion. As of March 31, 2018 and December 31, 2017, the outstanding balance on the convertible note payable amounted to $0 and $28,000, respectively.

(G)	On November 13, 2017, the Company entered into an unsecured convertible note agreement with a third party for $19,181. The Company received $18,681, net of the financing fee of $500. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on August 30, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 51% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $46,163, of which $18,681 was recorded as a debt discount and the balance $27,482 was recorded as an interest expense, at inception. The derivative liability was recalculated on December 31, 2017 as $26,745 and the difference in the value was recorded as a change in derivative liability in the income statement.

The derivative liability was recalculated on March 31, 2018 as $42,983 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $5,798 during the three month period ended March 31, 2018. The Company amortized the finance fee of $155 during three month period ended March 31, 2018. Interest expense of $568 was accrued on the convertible note during the three month period ended March 31, 2018. As of March 31, 2018, the balance outstanding on the loan was $19,181 plus accrued interest of $870. The loan is due on August 30, 2018.

The variables used for the Binomial model are as listed below:

December 31, 2017	March 31, 2018

Volatility: 253%	Volatility: 285%
Risk free rate of return: 1.76%	Risk free rate of return: 1.73%
Expected term: 242 days	Expected term: 152 days

(H)	On September 15, 2017, the Company entered into an unsecured convertible note agreement with a third party for $25,000. The Company received $22,500, net of the financing fee of $2,500. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on September 15, 2018 and carries interest at the rate of 10% per annum. The Company also granted a warrant with the convertible note to buy 250,000 shares of common stock of the Company at an exercise price of $0.10 per share. The Company valued the warrants using the black scholes option pricing model at $14,700, which was recorded as a debt discount. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 61% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $113,636, of which $7,800 was recorded as a debt discount and the balance $105,836 was recorded as an interest expense, at inception. The derivative liability was recalculated on December 31, 2017 as $59,596 and the difference in the value was recorded as a change in derivative liability in the income statement.

During the three month period ended March 31, 2018, the note holder converted $4,198 of the note principal balance, pursuant to a conversion notice into 4,664,000 shares of common stock to effect the conversions and recorded a loss on debt settlement of $8,480 for the difference with the agreed conversion price. The related debt discount of $2,670 and related finance fee of $297 were also amortized. The related derivative liability on the converted portion of the note of $10,006 was reclassed as additional paid in capital on the note conversion. In accordance with ASC 815, 250,000 warrants were reclassified from equity to derivative liabilities with a fair value of $1,100 and a derivative loss of $13,600.

The derivative liability was recalculated on March 31, 2018 as $52,791 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized additional debt discount of $3,263 during the three month period ended March 31, 2018. The Company amortized additional finance fee of $363 during the three month period ended March 31, 2018. Interest expense was $612 for the three month period ended March 31, 2018. As of March 31, 2018 and December 31, 2017, the balance outstanding on the loan was $20,802 and $25,000, respectively. Accrued interest was $1,340 and $728 as of March 31, 2018 and December 31, 2017, respectively. The loan is due on September 15, 2018.

The variables used for the Binomial model are as listed below:

December 31, 2017	March 31, 2017

Volatility: 253%	Volatility: 253%
Risk free rate of return: 1.76%	Risk free rate of return: 1.93%
Expected term: 258 days	Expected term: 168 days

Subsequent to March 31, 2018, the note holder converted $7,903 of the principal balance into 10,977,000 shares of common stock.

(I)	On November 14, 2017, the Company entered into an unsecured convertible note agreement with a third party for $27,000. The Company received $25,000, net of the financing fee of $2,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on November 14, 2018 and carries interest at the rate of 12% per annum. The note is convertible at 50% of the Market Price. Market price shall mean the lowest trading price during the last fifteen trading day period prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $65,378, of which $25,000 was recorded as a debt discount and the balance $40,378 was recorded as an interest expense, at inception. The derivative liability was recalculated on December 31, 2017 as $73,800 and the difference in the value was recorded as a change in derivative liability in the income statement.

The derivative liability was recalculated on March 31, 2018 as $165,600 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $6,164 during the three month ended March 31, 2018. The Company amortized the finance fee of $493 during the three month ended March 31, 2018. Interest expense was $799 for the three month ended March 31, 2018. As of March 31, 2018 and December 31, 2017, the balance outstanding on the loan was $27,000. Accrued interest was $1,216 and $417 at March 31, 2018 and December 31, 2017, respectively. The loan is due on November 14, 2018.

The variables used for the Binomial model are as listed below:

December 31, 2017	March 31, 2018

Volatility: 253%	Volatility: 253%
Risk free rate of return: 1.76%	Risk free rate of return: 1.93%
Expected term: 318 days	Expected term: 228 days

(J)	On January 24, 2018, the Company entered into an unsecured convertible note agreement with a third party for $35,000. The Company received $33,000, net of the financing fee of $2,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on October 30, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 61% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $58,333, of which $33,000 was recorded as a debt discount and the balance $25,333 was recorded as an interest expense, at inception.

The derivative liability was recalculated on March 31, 2018 as $82,353 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $7,806 during the three month period ended March 31, 2018. The Company amortized the finance fee of $473 during three month period ended March 31, 2018. Interest expense of $759 was accrued on the convertible note during the three month period ended March 31, 2018. As of March 31, 2018, the balance outstanding on the loan was $35,000.

The variables used for the Binomial model are as listed below:

January 24, 2018	March 31, 2018

Volatility: 285%	Volatility: 285%
Risk free rate of return: 1.79%	Risk free rate of return: 1.93%
Expected term: 279 days	Expected term: 213 days

(K)	On February 22, 2018, the Company entered into an unsecured convertible note agreement with a third party for $43,000. The Company received $40,000, net of the financing fee of $3,000. This deferred financing fee has been deducted directly from the carrying value of the note, pursuant to ASU 2015-03. The deferred financing fee is being amortized over the term of the convertible note payable. The note is due on November 30, 2018 and carries interest at the rate of 12% per annum. The note is convertible at any time starting after the first 180 days of the note and ending on the later of the maturity date or the date of payment. The note is convertible at 51% of the Market Price. Market price shall mean the average of the lowest two trading prices during the last fifteen trading day period completed on the latest trading day prior to the conversion. Since the conversion price of the note is variable, the conversion option has been treated as a derivative liability. The derivative liability on the note was calculated, using the Binomial model, to be $104,549, of which $40,000 was recorded as a debt discount and the balance $64,549 was recorded as an interest expense, at inception.

The derivative liability was recalculated on March 31, 2018 as $103,585 and the difference in the value was recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $5,267 during the three month period ended March 31, 2018. The Company amortized the finance fee of $395 during three month period ended March 31, 2018. Interest expense of $523 was accrued on the convertible note during the three month period ended March 31, 2018. As of March 31, 2018, the balance outstanding on the loan was $43,000.

The variables used for the Binomial model are as listed below:

February 22, 2018	March 31, 2018

Volatility: 285%	Volatility: 285%

Risk free rate of return: 2.03%	Risk free rate of return: 1.93%

Expected term: 281 days	Expected term: 244 days

(L)	On February 12, 2016, the Company signed a twelve months revolving line of credit agreement with a related party. The line amount is $100,000 and carries interest at 12% per annum. In January 2017, the Company signed an amendment to extend the due date of the loan to June 30, 2018 for a conversion option for the restricted common stock of the Company.

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

The derivative liability was recalculated on March 31, 2018 as $65,000 and the difference in the value recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $1,461 during the three month period ended March 31, 2018. Interest expense was $740 for the three month period ended March 31, 2018. As of March 31, 2018 and December 31, 2017, the balance outstanding on the loan was $25,000. Accrued interest was $4,340 and $3,600 as of March 31, 2018 and December 31, 2017, respectively. The loan was due on June 30, 2018 and as of the date of these financials remains unpaid.

Note 8 – COMMITMENTS AND CONTINGENCIES

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month. The lease expired on April 30, 2017 and the Company is now on a month to month lease Rent expense amounted to $6,800 and $6,417 for the three month periods ended March 31, 2018 and 2017, respectively.

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

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of March 31, 2018.

Note 9 – REVOLVING LINE OF CREDIT- RELATED PARTY

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

During the three month period ended March 31, 2018, the Company paid off $10,542 of the principal balance and $1,458 of the accrued interest. The Company raised additional cash of $12,000 on the line of credit on the same terms. The derivative liability on the new money raised was calculated, using the Binomial model, to be $21,691, of which $12,000 was recorded as a debt discount and the balance $9,688 was recorded as an interest expense, at inception.

The derivative liability was recalculated on March 31, 2018 as $213,050 and the difference in the value recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $14,430 during the three month period ended March 31, 2018. Interest expense of $2,097 was accrued on the convertible loan during the three month period ended March 31, 2018. As of March 31, 2018 and December 31, 2017, the balance outstanding on the loan was $69,942 and $81,942, respectively. Accrued interest was $9,207 and $8,568 as of March 31, 2018 and December 31, 2017, respectively. The loan was due on June 30, 2018 and remains unpaid.

Subsequent to March 31, 2018, the loan holder converted $60,000 of the principal balance into 24,000,000 shares of common stock.

Note 10 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2017. Management believes that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at March 31, 2018 and December 31, 2017 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, the Company had federal net operating loss carry-forwards of approximately $4,000,000, expiring beginning in 2032.

Deferred tax assets consist of the following components:

	March 31 2018	December 31, 2017

Net loss carryforward	$1,350,000	$1,100,000
Valuation allowance	(1,350,000)	(1,100,000)
Total deferred tax assets	$-	$-

Note 11 – EQUITY

During the year ended December 31, 2016, the Company agreed to issue 3,200,000 shares for services at a price between $0.157 to $0.075, for a total of $256,480. Additionally, the Company agreed to issue 825,000 shares of common stock for marketing services at a per share price of $0.1497 for a total consideration of $125,000. As of March 31, 2018, these shares are yet to be issued and have been recorded as common stock issuable.

The Company also agreed to issue 200,000 shares of its common stock at $0.05 per share for $10,000 cash, during the year ended December 31, 2016. The shares were issued during the year ended December 31, 2017.

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

During the three month ended March 31, 2018, the Company increased the authorized share capital of the Company from 300 million to 1 billion shares of common stock.

During the three month ended March 31, 2018, the Company issued 3 million shares of preferred stock to the prior president of the Company for services rendered during the quarter. A value of $45,000 was recorded in these financial statements.

During the three month period ended March 31, 2018, the Company issued 54,954,114 shares of common stock to effect the conversions of various convertible note payables and accrued interest on same and recorded a loss on debt settlement of $16,734 for the difference with the agreed conversion price.

Note 12 – WARRANTS AND OPTIONS

As of March 31, 2018, there were 2,000,000 options outstanding and exercisable, issued in relation with loans payable due to related parties. Each whole share purchase option has an exercise price of $0.015 per common share. The options were evaluated for purposes of classification between liability and equity and were reclassed from equity to derivative liability. The Binomial model was used to estimate the fair value of $10,100 for the options. Following inputs were used for the Binomial model:

Options	2,000,000
Term	3-6 months
Exercise price	$0.015
Volatility	285%
Risk Free Interest Rate	1.73%-1.93%
Fair Value	$10,100

Activity for the year ended December 31, 2017 and the three month period ended March 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term

Outstanding at December 31, 2016	-	$-	-
Granted	2,000,000	$0.015	1.00
Expired	-	$-	-
Exercised	-	$-	-
Outstanding at December 31, 2017	2,000,000	$0.015	0.63
Granted	-	$-	-
Expired	-	$-	-
Exercised	-	$-	-
Outstanding at March 31, 2018	2,000,000	$0.015	0.38

As of March 31, 2018, there were 250,000 warrants outstanding and exercisable, issued in relation with a convertible note payable. Each whole share purchase option has an exercise price of $0.10 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants contain features that would require a liability classification and are therefore recorded as derivative liability. The Binomial model was used to estimate the fair value of $1,100 for the Warrants. Following inputs were used for the Binomial model:

Warrants	250,000
Term	3 years
Exercise price	$0.10
Volatility	285%
Risk Free Interest Rate	2.33%
Fair Value	$1,100

Activity for the year ended December 31, 2017 and the three months ended March 31, 2018 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract

Outstanding at December 31, 2016	-	$-	-
Granted	250,000	$0.10	3.00
Expired	-	$-	-
Exercised	-	$-	-
Outstanding at December 31, 2017	250,000	$0.10	2.75
Granted	-	$-	-
Expired	-	$-	-
Exercised	-	$-	-
Outstanding at March 31, 2018	250,000	$0.10	2.50

Note 13 – SUBSEQUENT EVENTS

On April 11, 2018, the Company borrowed $15,000 pursuant to a convertible note agreement bearing an interest rate of 12% per annum and with a maturity date of January 30, 2019.

On April 27, 2018, the Company borrowed $21,500 pursuant to a convertible note agreement bearing an interest rate of 12% per annum and with a maturity date of February 15, 2019.

On May 21, 2018, the Company received a demand letter on five (5) convertible promissory notes in favor of a single lender totaling $133,581. Including accrued interest and accrued default interest, immediate demand payment of $200,371 was made. The default was triggered by the Company’s failure to file its Form 10-Q for the period ending March 31, 2018, on its due date. The Company is currently in negotiation with the lender to retract its demand upon the filing of its Form 10-Q.

On various dates between May 3 and May 11, 2018, the Company issued 38,222,700 shares of common stock to effect conversion of $56,672 of convertible notes payable and $6,260 of accrued interest on the same (See Note 7).

On May 4, 2018, the Company issued 36,640,000 shares of common stock to effect conversion of $31,600 of related party notes payable (See Note 6) and $60,000 of related party line of credit (See Note 9).

On May 4, 2018, the Company issued 6,000,000 shares of common stock for $15,000 cash.

On May 4, 2018, the Company issued 5,000,000 shares of common stock for services totaling $12,500.

On June 25, 2018, the Company received a legal notice demanding approximately $404,000, from the note holder for defaulting on the convertible promissory loan dated January 6, 2017. The Company is still trying to negotiate the terms with the note holder.

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

Results of Operation for the three months ended March 31, 2018 and 2017

During the quarter ended March 31, 2018 and 2017, the Company had no operating revenues. During the quarter ended March 31, 2018, the Company incurred operating expenses of $110,326 consisting primarily of R&D expenses, consulting fees and travel expenses and other general and administrative costs. For the quarter ended March 31, 2018, these operating losses combined with a non-operating loss of $1,381,141 resulted in net loss of $1,491,467. For the quarter ended March 31, 2017, the Company had operating losses of $71,844 and a non-operating gain of $23,256 for a net loss of $48,588. As of March 31, 2018, the Company had a stockholders’ deficit of $(2,425,071) compared to a stockholders’ deficit of $(1,350,452) as of December 31, 2017. The increase in stockholders’ equity for the quarter ending March 31, 2018 was due to the net loss of $1,491,467, the issuance of $160,728 of common stock for the reduction of debt, the issuance of $45,000 of preferred stock for services, and the increase of $211,120 in additional paid-in-capital.

Equity and Capital Resources

We have incurred losses since inception of our business and as of March 31, 2018, we had an accumulated deficit of $5,550,715. As of March 31, 2018, we had cash of $22,136 and a negative working capital of $2,485,925.

To date, we have funded our operations through short-term debt and equity financing. During the quarter ended March 31, 2018 the Company received $73,000 of borrowed funds from non-related parties. In addition, during this period the Company issued 54,954,114 shares of common stock for $160,728 reduction of debt.

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

Delinquent Loans

As of March 31, 2018, the Company is delinquent in its payments on loans owing to nine different lenders, totaling $209,944 in principal and $51,701 in accrued interest for an aggregate amount of $261,645. The Company is in discussions with the lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

On May 21, 2018, the Company received a demand letter on five loans (not delinquent as of March 31, 2018) in favor of a single lender totaling $133,581. Including accrued interest and accrued default interest, immediate demand payment of $200,371 was made. The default was triggered by the Company’s failure to file its Form 10-Q for the period ending March 3, 2018, on its due date. The Company is currently in negotiation with the lender to retract its demand upon the filing of its Form 10-Q.

On June 25, 2018, the Company received a legal notice demanding approximately $404,000, from the note holder for defaulting on the loan. The Company is still trying to negotiate the terms with the note holder.

Off-balance Sheet Arrangements

Since our inception through March 31, 2018, we have not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are not effective in timely alerting them to material information relating to 2050 Motors, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 21, 2018, the Company received, from one of its lenders, a notice of default based upon the Company’s failure to timely file its Form 10-Q for the quarter ended March 31, 2018. Under the default provisions of the Note, the immediate payment of the entire principal of the Note together with accrued interest and accrued default interest is due and payable. The Company has had discussions with the lender and believes that with the filing of this Report the demand notice for immediate payment will be withdrawn. There is no assurance that this will occur. Failure of the lender to withdraw such notice will cause severe and material damage to the Company’s ability to continue in business.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between January 1, and May 25, 2018, the Company issued 129,816,814 shares of its common stock to nine lenders pursuant to requests by such lenders to convert accrued interest owing on, and to partially convert principal of, outstanding convertible notes.

On January 9, 2018, the Company issued 3,000,000 shares of its Series A Preferred Stock to Michael Hu, its prior president, for past services rendered to the Company. Each share of Preferred Stock is entitled to 50 votes per share on all matters presented to our shareholders for corporate action.

Between May 3 and May 11, 2018, the Company issued 74,862,700 shares of common stock to effect conversion of $154,532 of convertible notes and lines of credit.

On May 4, 2018, the Company issued 6,000,000 shares of common stock for $15,000 cash.

On May 4, 2018, the Company issued 5,000,000 shares of common stock for services totaling $12,500.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2018, the Company is delinquent in its payments on loans owing to nine different lenders in the aggregate amount of $261,645. The Company is in discussions with all such lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and it ability to continue operations.

As of March 31, 2018, there were four outstanding promissory notes payable with an aggregate principal amount of $40,000.00 that were in technical default due to the fact that they were not repaid prior to their maturity dates. However, the noteholders have not declared an event of default. Subsequent to April 30, 2017, the Company was in discussions with the holders of these notes to further extend the maturity dates although there can be no assurance that such discussions will result in an extension of the maturity dates of the notes or that the noteholders will not elect to exercise his default remedies under the notes. The Company does not currently have sufficient liquidity to repay the indebtedness. While the Company does not expect the noteholders to accelerate the indebtedness, the noteholders may do so at any time, or may initiate foreclosure actions, or seek any other remedies permitted by the terms of the notes and applicable law. Should the holders of the Company’s indebtedness seek to accelerate the indebtedness upon an event of default, the Company could be required to discontinue or significantly reduce the scope of its operations if no other means of financing its operations are or become available.

On June 25, 2018, the Company received a legal notice demanding approximately $404,000, from the note holder for defaulting on the convertible promissory loan dated January 6, 2017. The Company is still trying to negotiate the terms with the note holder.

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

2050 MOTORS, INC.

Date: August 2, 2018	/s/ William Fowler
William Fowler, CEO (Principal Executive Officer)

Date: August 2, 2018	/s/ William Fowler
William Fowler, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

