Form 10-Q
period 2018-06-30
2050 MOTORS, INC.
filed 2018-10-11
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of Common Stock, no par value, of the registrant outstanding at September 25, 2018, was 225,167,733.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2018

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

2050 Motors, Inc.

Condensed Balance Sheets

	As of June 30, 2018	As of December 31, 2017
	(unaudited)

Assets

Current Assets
Cash	$9	$499

Property and equipment, net	18,161	31,676

Other assets:
Vehicle deposits	24,405	24,405
Other deposits	2,200	2,200
Deferred equity issuance costs, net	-	18,750
License	-	50,000

Total other assets	26,605	95,355

Total assets	$44,775	$127,530

Liabilities and stockholders’ deficit

Liabilities
Accounts payable	$49,110	$42,817
Tax payable	2,864	3,664
Accrued interest on related loans payable	61,876	33,574
Accrued interest on non-related loans payable	36,677	26,513
Loans payable due to related parties, net	13,000	44,600
Loans payable due to non-related parties, net	464,305	233,328
Revolving line of credit from related party	3,794	63,354
Derivative liability	852,769	1,030,132

Total current liabilities	1,484,395	1,477,982

Stockholders’ deficit
Common stock; no par value	2,980,173	2,474,146
Authorized: 1,000,000,000 shares at June 30, 2018, and 300,000,000 shares at December 31, 2017
Issued and outstanding: 188,677,326 shares at June 30, 2018 and 47,860,512 shares at December 31, 2017
Preferred stock; no par value	45,000	-
Authorized: 10,000,000 shares, no par value;
Issued and outstanding: 3,000,000 shares at June 30, 2018, and 0 shares at December 31, 2017
Additional paid-in-capital	536,356	94,650
Accumulated deficit	(5,126,149)	(4,059,248)
Common stock issuable	125,000	140,000

Total stockholders’ deficit	(1,439,620)	(1,350,452)

Total liabilities and stockholders’ deficit	$44,775	$127,530

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30 2018	June 30 2017	June 30, 2018	June 30, 2017

Operating revenue	$-	$-	$-	$-

Operating expenses:

Research and development costs	-	3,550	-	6,550
General and administrative	59,272	88,449	169,598	157,293
Total operating expenses	59,272	91,999	169,598	163,843

Net loss from operations	(59,272)	(91,999)	(169,598)	(163,843)

Interest expense	(416,526)	(153,846)	(667,565)	(280,683)
Impairment loss	-	-	(50,000)
Derivative liability gain/(loss)	1,062,611	80,971	(1,706)	231,064
Debt conversion gain/(loss)	(163,246)	-	(179,980)	-
Debt settlement gain/(loss)	-	-	948	-
Other income, net	1,000	-	1,000	-

Income/(loss) before income taxes	424,567	(164,874)	(1,066,901)	(213,462)

Provision for income taxes	-	-	-	-

Net income/(loss)	$424,567	$(164,874)	$(1,066,901)	$(213,462)

Net income/(loss) per share, basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

Weighted average common equivalent shares outstanding, basic and diluted	156,656,836	38,351,812	115,578,342	37,842,642

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017

Cash flows provided by (used for) operating activities:
Net loss	$(1,066,901)	$(213,462)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	13,516	18,220
Amortization of debt discount	142,167	99,551
Amortization of deferred finance costs	9,950	13,702
Capitalization of unpaid officer salaries	-	24,000
Impairment loss	50,000	-
Penalty interest expense on non-related loan payables	276,299	-
Debt settlement loss	179,980	-
Issuance of common stock for services	12,500	10,839
Issuance of common stock for interest on cash advance	-	839
Issuance of preferred stock for services	45,000	-
Derivative liability adjustment	1,706	(231,064)
Interest expense from initial derivative liability	160,386	110,464
Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Accounts payable	6,293	15,336
Income tax payable	(800)	-
Accrued interest on loans payable	60,981	20,327
Deferred expenses	-	(244)

Net cash used for operating activities	(108,923)	(131,492)

Cash flows provided by (used for) by financing activities:
Payments made on related party advances	-	(32,500)
Proceeds from non-related loans	114,500	150,000
Payments made on revolving line of credit from related party	(6,067)	-
Proceeds from issuance of common stock	-	2,250

Net cash provided by (used for) financing activities	108,433	119,750

Net increase in cash	(490)	(11,742)
Cash, beginning of year	499	11,766

Cash, end of period	$9	$24

Supplemental disclosure of cash flow information -

Amortization of deferred finance cost from non-cash transaction	$18,750	$13,702
Common stock issued for debt	$478,527	$90,164
Debt discount from convertible loan	$89,389	$103,199
Reclassification of derivative liability	$500,987	$-
Interest paid	$33,848	$9,084

The accompanying notes are an integral part of these financial statements

2050 MOTORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

2050 Motors, Inc., (the “Company”) was incorporated on October 9, 2012, in the state of California to import, market, and sell electric cars manufactured in China. On October 25, 2012, 2050 Motors, Inc., entered into an agreement with Jiangsu Aoxin New Energy Automobile Co., Ltd., (“Aoxin”), located in Jiangsu, China, for the distribution in the United States of a new electric automobile, known as the e-Go EV.

The condensed interim financial statements included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

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

Derivative Financial Instruments-Level 3

Derivatives are recorded on the condensed balance sheet at fair value. The conversion features of the convertible notes are embedded derivatives and are separately valued and accounted for on the balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. We use the binomial option-pricing model for determining the fair value of our derivatives. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.

Assets and liabilities measured at fair value are as follows as of June 30, 2018

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$852,769	$-	$-	$852,769
Total liabilities measured at fair value	$852,769	$-	$-	$852,769

Assets and liabilities measured at fair value are as follows as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$1,030,132	$-	$-	$1,030,132
Total liabilities measured at fair value	$1,030,132	$-	$-	$1,030,132

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2017	$1,030,132
Fair value of derivative liabilities issued	281,387
Loss on change in derivative liabilities	42,237
Reclassify to equity upon payoff or conversion	(500,987)
Balance as of June 30, 2018	$852,769

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three month and six month periods ended June 30, 2018 and 2017, the Company incurred losses. Therefore, the effect of any common stock equivalents is anti- dilutive during those periods.

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

Recently Adopted Accounting Policies:

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

The new revenue standards became effective for the Company on January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for interim periods and fiscal years beginning after December 15, 2017, and early application is permitted. The implementation of ASU 2017-09 did not have a material effect on the Company’s consolidated financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11 Part I, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 Part I changes the classification analysis of certain equity linked financial instruments with down round features. ASU 2017-11 Part I is effective, for public business entities, for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact, if any, that the adoption of this guidance will have on its consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported accumulated deficit of $5,126,149 as of June 30, 2018. The Company also had a negative working capital of $1,484,386 and $1,477,483, respectively, for the six month period ended June 30, 2018 and for the year ended December 31, 2017. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 – VEHICLE DEPOSITS

Vehicle deposit of $24,405, as of June 30, 2018 and December 31, 2017, represents one prototype test model for delivery into the United States when the specifications are completed for an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”.

Note 5 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the advanced carbon fiber electric vehicle, the eGo EV model. The cost of this license agreement has been recognized as a longterm asset and is evaluated, by management, for impairment losses at each reporting period. As of June 30, 2018 and December 31, 2017, impairment losses of $50,000 and 0, respectively, have been identified by the management.

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

All the notes are unsecured and bear interest at the rate of 12%. All the notes are in default.

June 30, 2018	December 31, 2017	Date of note	Due Date
$3,000	$17,100	July 1, 2017	November 1, 2017
$-	$17,500	September 27, 2017	November 1, 2017
$10,000	$10,000	October 1, 2016	April 1, 2018
$13,000	$44,600

During the six months period ended June 30, 2018, the related party converted a $17,500 note and part of the $17,100 note into 12,640,000 shares of common stock. These two notes were in default and the Company accrued a penalty of $100 per day of default interest on each note. During the three month periods ended June 30, 2018 and 2017, the Company accrued $18,200 and $0 as penalty interest in the accompanying financial statements. During the six month periods ended June 30, 2018 and 2017, the Company accrued $36,200 and $0 as penalty in the accompanying financial statements. These two loans also had options attached to them to purchase 2,000,000 shares of common stock at an exercise price of $0.015 per share, which are being recorded as a derivative liability. The options are still outstanding. The Company revalued the derivative liability for the options as of June 30, 2018 to be $2,400.

During the three month periods ended June 30, 2018 and 2017, the Company recorded interest of $19,376 and $3,637 on the related party loans. During the six month periods ended June 30, 2018 and 2017, the Company recorded interest of $29,919 and $7,571 on the related party loans.

The Company determined the derivative liability of the options using the Binomial model. The variables used for the Binomial model are as listed below:

●	Volatility: 326%

●	Risk free rate of return: 1.93%

●	Expected term: 3-6 months

Note 7 – CONVERTIBLE NOTE PAYABLES

The Company had several convertible note payables with unrelated third parties with interest rates ranging between 10% and 12%. These notes had a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands, hence, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of June 30, 2018 and December 31, 2017, the Company had the following convertible notes outstanding:

	Balance as of		Balance as of
Issuance Date	06/30/18		12/31/17	Due Date
February 12, 2016	$25,000		$25,000	December 31, 2018
October 26, 2016	10,042	*	49,200	January 26, 2018
November 1, 2016	-		40,000	July 29, 2017
January 6, 2017	347,832	*	85,750	February 6, 2018
April 21, 2017	-		23,000	January 30, 2018
May 31, 2017	-		28,000	March 15, 2018
July 25, 2017	-		28,000	April 30, 2018
September 15, 2017	12,899		25,000	September 15, 2018
November 13, 2017	19,181		19,181	August 30, 2018
November 14, 2017	27,000		27,000	November 14, 2018
January 24, 2018	35,000		-	October 30, 2018
February 22, 2018	43,000		-	November 30, 2018
April 11, 2018	15,000		-	January 30, 2019
April 27, 2018	21,500		-	February 15, 2019
Total convertible notes payable	556,454		350,131
Less: Debt discount and deferred financing fee	(92,149)		(116,803)
Convertible note payables, net	$464,305		$233,328

*Note is currently in default

The note issued on January 6, 2017 is in default and under the terms of the convertible promissory note, the Company is liable to pay 150% of the then outstanding principal and interest plus additional penalties for certain covenants that are breached. Included in the note balance of $347,832 as of June 30, 2018, are penalties totaling $276,299 relating to the default of this note.

During the six month period ended June 30, 2018, the Company recorded conversion of $184,476 of notes payable into 93,176,814 shares of common stock. The Company recorded a loss on conversion of debt of $163,246 and $179,980 during the three and six months periods ended June 30, 2018. The Company had no such conversions during the three and six months periods ended June 30, 2017.

The derivative liability for all the remaining convertible notes was recalculated on June 30, 2018 to be $835,378 and the loss on change in derivative liability of $31,583, for the six months period ended June 30, 2018, was recorded on the accompanying financial statements.

The variables used for the Binomial model are as listed below:

	December 31, 2017	June 30, 2018
●	Volatility: 253% - 286%	Volatility: 326%

●	Risk free rate of return: 1.28%- 1.76%	Risk free rate of return: 1.93%- 2.22%

●	Expected term: 1-11 months	Expected term: 2-10 months

The Company amortized a debt discount of $69,649 and $54,633, respectively, during the three month periods ended June 30, 2018 and 2017 and $140,744 and $105,161, respectively, during the six month periods ended June 30, 2018 and 2017. The Company amortized the finance fee of $2,908 and $7,842, respectively, during the three month periods ended June 30, 2018 and 2017 and $9,950 and $13,702, respectively, during the six month periods ended June 30, 2018 and 2017. Interest expense accrued on non-related convertible notes was $21,057 and $44,885 for the three month periods ended June 30, 2018 and 2017, respectively, and $33,492, and $55,954 for the six month periods ended June 30, 2018 and 2017, respectively. During the six month period ended June 30, 2018, the note holders converted $478,527 of debt into 129,816,814 shares of common stock.

Note 8 – COMMITMENTS AND CONTINGENCIES

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease is for three years and cost $2,200 per month. The lease expired on April 30, 2017 and the Company is now on a month to month lease

Rent expense amounted to $6,600 and $6,539 for the three month periods ended June 30, 2018 and 2017, respectively. Rent expense amounted to $13,400 and $12,956 for the six month periods ended June 30, 2018 and 2017, respectively.

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

First year	2,000
Second year	6,000
Third year	12,000
Fourth year	24,000
Fifth year	48,000
TOTAL	92,000

As part of the license agreement, the Company is committed to pay expenses related to any required airbag testing procedures. The cost of these airbags could be as little as $500,000 or as much as $2 million.

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of June 30, 2018.

Note 9 – REVOLVING LINE OF CREDIT- RELATED PARTY

The Company has a revolving line of credit agreement with a related party. The line amount is $100,000 and carries interest at 12% per annum, due on December 31, 2018 with a conversion option for the restricted common stock of the Company. The note is convertible at 50% of the Average Market Price for the 15 previous trading days before the conversion notice date. During the year ended December 31, 2017, the related party assigned $30,000 of the loan to an unrelated third party on the same terms.

During the six month period ended June 30, 2018, the Company made cash payments totaling $17,400, of which $6,067 was applied to principal and $11,333 to accrued interest. In addition, 24,000,000 shares of common stock was converted for the reduction of $59,957 in principal and $43 in accrued interest during the six month period ended June 30, 2018.

The derivative liability was recalculated on June 30, 2018 as $14,991 and the difference in the value recorded as a change in derivative liability in the income statement. The Company amortized a debt discount of $20,464 and $34,894, respectively, during the three and six-month periods ended June 30, 2018. Interest expense of $879 and $2,976 was accrued on the convertible loan during the three and six month periods ended June 30, 2018. As of June 30, 2018 and December 31, 2017, the balance outstanding on the loan was $5,376 and $71,400, respectively. The loan has an extended maturity date of December 31, 2018.

Note 10 – EQUITY

During the year ended December 31, 2016, the Company agreed to issue 3,200,000 shares for services at a price between $0.157 to $0.075, for a total of $256,480. Additionally, the Company agreed to issue 825,000 shares of common stock for marketing services at a per share price of $0.1497 for a total consideration of $125,000. As of June 30, 2018, these shares are yet to be issued and have been recorded as common stock issuable.

During the six month period ended June 30, 2018, the Company increased the authorized share capital of the Company from 300 million to 1 billion shares of common stock.

During the six month period ended June 30, 2018, the Company issued 3 million shares of preferred stock to the prior president of the Company, valued at the fair market value of $45,000.

During the six month period ended June 30, 2018, the Company issued 5 million shares of common stock, valued at the fair market value of $12,500, for services.

During the six month period ended June 30, 2018, the Company issued 93,176,814 shares of common stock to affect the conversions of various convertible note payables amounting to $184,476 and accrued interest of $22,472 on the same and recorded a net loss on debt settlement of $158,380 for the difference with the agreed conversion price.

During the six month period ended June 30, 2018, the Company issued 24,000,000 shares of common stock to affect the conversions of related party line of credit and accrued interest on same and recorded a loss on debt settlement of $21,600 for the difference with the agreed conversion price.

During the six month period ended June 30, 2018, the Company issued 12,640,000 shares of common stock to affect the conversions of related party loan amounting to $31,600.

During the six month period ended June 30, 2018, several convertible notes matured and were converted and the embedded feature on the same of $503,356, was reclassed as equity.

During the six month period ended June 30, 2018, the Company reclassified $42,900 from equity to derivative liability for the embedded feature on the options and warrants attached to convertible loans and related party notes.

During the six month period ended June 30, 2018, the Company amortized $18,750 for the equity offering costs.

During the six month period ended June 30, 2018, the Company issued 6,000,000 shares of common stock for $15,000 cash received during the year ended December 31, 2017. These shares were recorded as shares to be issued in the prior period.

Note 11 – WARRANTS AND OPTIONS

As of June 30, 2018, there were 2,000,000 options outstanding and exercisable, issued in relation with loans payable due to related parties. Each whole share purchase option has an exercise price of $0.015 per common share. The options were evaluated for purposes of classification between liability and equity. The options contain features that would require a liability classification and are therefore recorded as derivative liability. The Binomial model was used to estimate the fair value of $2,400 for the options. Following inputs were used for the Binomial model:

Options	2,000,000
Term	3-6 months
Exercise price	$0.015
Volatility	285%-326%
Risk Free Interest Rate	1.73%-1.93%
Fair Value	$2,400

As of June 30, 2018, there were 250,000 warrants outstanding and exercisable, issued in relation with a convertible note payable. Each whole share purchase option has an exercise price of $0.015 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants contain features that would require a liability classification and are therefore recorded as derivative liability. The Binomial model was used to estimate the fair value of $900 for the Warrants. The following inputs were used for the Binomial model:

Warrants	250,000
Term	3 Years
Exercise price	$0.10
Volatility	285%
Risk Free Interest Rate	2.33%
Fair Value	$900

Note 12 – SUBSEQUENT EVENTS

On July 23, 2018, the Company borrowed $21,000 pursuant to a convertible note agreement bearing an interest rate of 12% per annum and with a maturity date of April 30, 2019.

On July 31, 2018, the Company issued 2,000,000 shares of Series B Convertible Preferred Stock to officers and directors for services rendered, totaling $2,000.

On various dates between August 3 and August 10, 2018, the Company issued 36,490,407 shares of common stock to affect the conversion of $34,301 of convertible notes payable and $812 of accrued interest on the same.

On August 1, 2018, the Company obtained shareholder consent for the approval of an amendment to the Company’s certificate of incorporation to increase the authorized shares of common stock, no par value, of the Company from 1,000,000,000 to 3,000,000,000.

As of August 2, 2018, the Company continues to negotiate with a note holder who sent the Company a legal notice, dated June 25, 2018, demanding approximately $404,000, from the note holder for defaulting on the loan. The Company continues to incur a penalty of $2,000 per day until the filing of the 10-Q for the period ending June 30, 2018.

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

Results of Operation for the six months ended June 30, 2018 and 2017

During the six months ended June 30, 2018 and 2017, the Company had no operating revenues. During the six months ended June 30, 2018, the Company incurred operating expenses of $169,598 consisting primarily of R&D expenses, consulting fees and travel expenses and other general and administrative costs. For the six months ended June 30, 2018, these operating losses combined with a non-operating loss of $897,303 resulted in net loss of $1,066,901. For the six months ended June 30, 2017, the Company had operating losses of $163,843 and a non-operating loss of $49,619 for a net loss of $213,462. As of June 30, 2018, the Company had a stockholders’ deficit of $1,439,620 compared to a stockholders’ deficit of $1,350,452 as of December 31, 2017. The increase in stockholders’ equity for the six months ending June 30, 2018 was due to the net loss of $1,066,901, the issuance of $478,527 of common stock for the reduction of debt, the issuance of $12,500 of common stock and $45,000 of preferred stock for services, and the increase of $441,706 in additional paid-in-capital.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of June 30, 2018, had an accumulated deficit of $5,126,149. As of June 30, 2018, the Company had cash balance of $9 and a negative working capital of $1,484,386.

To date, we have funded our operations through short-term debt and equity financing. During the six months ended June 30, 2018 the Company received $114,500 of borrowed funds from non-related parties. In addition, during this period the Company issued 129,816,814 shares of common stock for $478,528 reduction of debt.

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

Delinquent Loans

As of June 30, 2018, the Company is delinquent in its payments on loans owing to four different lenders, totaling $129,575 in principal and $70,550 in accrued interest for an aggregate amount of $200,125. The Company is in discussions with the lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

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

As of August 2, 2018, the Company continues to negotiate with a note holder who sent the Company a legal notice, dated June 25, 2018, demanding approximately $404,000, from the note holder for defaulting on the loan. The Company continues to incur a penalty of $2,000 per day until the filing of the 10-Q for the period ending June 30, 2018.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three month period ended June 30, 2018, the Company issued 74,862,700 shares of its common stock to 7 lenders pursuant to requests by such lenders to convert accrued interest owing on, and to partially convert principal of, outstanding convertible notes.

On July 31, 2018, the Company issued 2,000,000 shares of Series B Convertible Preferred Stock to officers and directors for services rendered, totaling $2,000.

On various dates between August 3 and August 10, 2018, the Company issued 36,490,407 shares of common stock to affect the conversion of $34,301 of convertible notes payable and $812 of accrued interest on the same.

On May 4, 2018, the Company issued 6,000,000 shares of common stock for $15,000 cash.

On May 4, 2018, the Company issued 5,000,000 shares of common stock for services rendered to three affiliates and two consultants for a total consideration of $12,500.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2018, the Company was delinquent in its payments on loans owing to four different lenders in the aggregate amount of $200,125, including principal and interest. The Company is in discussions with all such lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and it ability to continue operations.

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

2050 MOTORS, INC.

Date: October 11, 2018	/s/ William Fowler
William Fowler, President
(Principal Executive Officer)

Date: October 11, 2018	/s/ William Fowler
William Fowler, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

