Form 10-Q
period 2018-09-30
2050 MOTORS, INC.
filed 2019-05-03
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

1340 Brook St. Unit M, St Charles, Illinois 60174

(Address of principal executive offices)

(630) 708-0750

(Registrant’s telephone number, including area code)

3420 Bunkerhill Drive, North Las Vegas, Nevada 89032

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, no par value, of the registrant outstanding at April 26, 2019 was 225,167,733.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2018

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

2050 Motors, Inc.

Condensed Balance Sheets

	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets
Cash	$132	$499

Property and equipment, net	11,403	31,676

Other assets:
Vehicle deposits	-	24,405
Other deposits	2,200	2,200
Deferred equity issuance costs, net	-	18,750
License	-	50,000
Total other assets	2,200	95,355

Total assets	$13,735	$127,530

Liabilities and stockholders’ deficit

Current Liabilities
Accounts payable	47,060	42,817
Tax payable	2,864	3,664
Accrued interest on related loans payable	71,176	33,574
Accrued interest on non-related loans payable	48,592	26,513
Loans payable due to related parties, net	13,000	44,600
Loans payable due to non-related parties, net	694,112	233,328
Revolving line of credit from related party	2,576	63,354
Deposits	21,920	-
Derivative liability	958,930	1,030,132
Total current liabilities	1,860,230	1,477,982

Stockholders’ deficit
Common stock; no par value Authorized: 3,000,000,000 shares at September 30, 2018, and 100,000,000 shares at December 31, 2017 Issued and outstanding: 225,167,733 shares at September 30, 2018 and 47,860,512 shares at December 31, 2017	3,070,829	2,474,146
Preferred stock; no par value Authorized: 10,000,000 shares, no par value; Issued and outstanding: 3,000,000 shares at September 30, 2018, and 0 shares at December 31, 2017	45,000	-
Additional paid-in-capital	536,356	94,650
Accumulated deficit	(5,623,680)	(4,059,248)
Common stock issuable	125,000	140,000
Total stockholders’ deficit	(1,846,495)	(1,350,452)

Total liabilities and stockholders’ deficit	$13,735	$127,530

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Operations

(Unaudited)

	3 Months Ended		9 Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Operating revenue	$-	$-	$-	$-

Operating expenses:
Research and development costs	-	1,550	-	8,100
General and administrative	23,705	48,678	193,303	205,971
Total operating expenses	23,705	50,228	193,303	214,071

Loss from operations	(23,705)	(50,228)	(193,303)	(214,071)

Other income (expenses):
Interest expense	(343,036)	(245,959)	(1,010,601)	(526,642)
Impairment loss	(24,405)	-	(74,405)	-
Derivative liability gain/(loss)	(106,385)	(299,637)	(108,091)	(68,573)
Debt conversion gain/(loss)	-	-	(179,980)	-
Debt settlement gain/(loss)	-	-	948	-
Other income, net	-	-	1,000	-
Total other income (expenses)	(473,826)	(545,596)	(1,371,129)	(595,215)

Income/(loss) before income taxes	(497,531)	(595,824)	(1,564,432)	(809,286)

Provision for income taxes		-	-	-

Net income/(loss)	$(497,531)	$(595,824)	$(1,564,432)	$(809,286)

Net income/(loss) per share, basic and diluted	$-	$(0.02)	$(0.01)	$(0.02)

Weighted average common equivalent shares outstanding, basic and diluted	210,277,196	39,003,986	145,315,077	38,234,011

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Statements of Cash Flows

(Unaudited)

	9 Months Ended
	September 30, 2018	September 30, 2017
Cash flows provided by (used for) operating activities:
Net loss	$(1,564,432)	$(809,286)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	20,274	26,167
Amortization of debt discount	199,713	183,486
Amortization of deferred finance costs	12,930	37,088
Capitalization of unpaid officer salaries	-	36,000
Impairment loss	74,405	-
Penalty interest expense on non-related loan payables	514,549	-
Debt settlement loss	179,980	-
Issuance of common stock for services	12,500	10,839
Issuance of common stock for interest on cash advance	-	839
Issuance of preferred stock for services	45,000	-
Derivative liability adjustment	108,091	68,573
Interest expense from initial derivative liability	160,386	255,544
Changes in assets and liabilities: Increase (decrease) in assets and liabilities:
Accounts payable	4,243	6,686
Income tax payable	(800)	-
Accrued interest on loans payable	66,081	29,135
Deposits	(21,920)	-
Deferred expenses	-	(244)

Net cash used for operating activities	(189,000)	(155,173)

Cash flows provided by (used for) by financing activities:
Proceeds from related party advances	-	14,100
Payments made on related party advances	-	(36,050)
Proceeds from non-related loans	197,500	178,500
Payments made on non-related loans	(8,867)	(14,100)
Proceeds from issuance of common stock	-	2,250

Net cash provided by (used for) financing activities	188,633	144,700

Net increase in cash	(367)	(10,473)
Cash, beginning of year	499	11,766
Cash, end of period	$132	$1,293

Supplemental disclosure of cash flow information -
Interest paid	$33,848	$35,628
Taxes paid	-	-

Amortization of deferred finance cost from non-cash transaction	21,730	56,250
Stock issued to settle debt	478,527	-
Deferred equity issuance cost from non-cash transaction, net	-	28,200
Debt discount from convertible notes	88,389
Reclassification of derivative liability	500,987
Cash advance conversion to common stock	-	7,750
Common stock for payment of non-related loans	-	75,000
Common stock for payment of accrued interest on non-related loans	$-	$6,576

The accompanying notes are an integral part of these financial statements

2050 MOTORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

2050 Motors, Inc. (“the Company”) is the successor to an entity incorporated on April 22, 1986 in the state of California. 2050 Motors, Inc., the Company’s sole operating subsidiary, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. On May 2, 2014, that entity sold its business, operations and assets to the Company, whose sole business at the time was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the acquisition of 2050 Motors, Inc., the Company’s sole business became the business of the Company, and the public Company renamed itself “2050 Motors, Inc.” Our principal business objective is to achieve long-term growth through 2050 Motors, Inc.

On October 25, 2012, 2050 Motors, Inc. entered into an agreement with Jiangsu Aoxin New Energy Automobile Co., Ltd., (“Aoxin”), located in Jiangsu, China, for the distribution in the United States of a new electric automobile, known as the “e-Go”. This Agreement was amended in 2017 to exclude certain markets in Central America and South America.

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

Assets and liabilities measured at fair value are as follows as of September 30, 2018

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$958,930	$-	$-	$958,930
Total liabilities measured at fair value	$958,930	$-	$-	$958,930

Assets and liabilities measured at fair value are as follows as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$1,030,132	$-	$-	$1,030,132
Total liabilities measured at fair value	$1,030,132	$-	$-	$1,030,132

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2017	$1,030,132
Fair value of derivative liabilities issued	336,706
Loss on change in derivative liabilities	148,622
Reclassify to equity upon payoff or conversion	(556,530)
Balance as of September 30, 2018	$958,930

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three-month and nine-month periods ended September 30, 2018 and September 30, 2017, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

Concentration of Credit Risk

Cash is mainly maintained by one highly qualified institution in the United States. At no time were such amounts in excess of federally insured limits. Management does not believe that the Company is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company has not experienced any losses on our deposits of cash.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the reported results of operations or cash flow.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of ($5,623,680) as of September 30, 2018. The Company also had negative working capital of ($1,860,098) and ($1,477,483), respectively, as of September 30, 2018 and December 31, 2017. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

In view of the matters described above, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings will be forthcoming, or as to the terms of any such financings. Any future financing will involve substantial dilution to existing investors.

Note 4 – VEHICLE DEPOSITS

A vehicle deposit of $24,405, as of September 30, 2018 and December 31, 2017, represents a prototype test model for delivery into the United States when specifications are completed for an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”. Based on recent conversations with Aoxin and former management, we took an impairment charge for the vehicle deposit of $24,405 and wrote this asset down to $0.

Note 5 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 in connection with an executed exclusive license agreement with Aoxin to import, assemble and manufacture an advanced carbon fiber electric vehicle called the “e-Go”. The cost of this license agreement was recognized as a long-term asset and was evaluated for impairment losses at the end of each reporting period. As of September 30, 2018, and December 31, 2017, impairment losses related to this license of $50,000 and 0, respectively, were identified by management, meaning the value of the Aoxin license has been written off. We have requested information regarding the Company’s prior relationship with Aoxin from prior management who have provided unresponsive and unsatisfactory responses to date.

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

All the notes are unsecured and bear interest at the rate of $100 per day. As of September 30, 2018, all the notes are in default. At September 30, 2018, $13,000 in principal and $71,176 in accrued interest was outstanding on these notes. During the nine months ended September 30, 2018, the Company recognized $45,500 in interest expense on these loans.

Note 7 – CONVERTIBLE NOTE PAYABLES

The Company had several convertible note payables with unrelated third parties with interest rates ranging between 10% and 12%. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of September 30, 2018, and December 31, 2017, the Company had the following convertible notes outstanding:

	Lender		Maturity	Amount	Interest

Note #1*	Auctus	1/6/17	2/6/18	$507,832	22.0%
Note #2*	Emunah	1/18/17	12/31/18	26,577	24.0%
Note #3*, **	UBC	1/18/17	12/31/18	5,477	24.0%
Note #4*	JSJ	4/25/17	1/26/18	20,814	18.0%
Note #5*	Crown Bridge	9/15/17	9/15/18	8,083	10.0%
Note #6*	PowerUp 4	11/13/17	8/30/18	4,544	12.0%
Note #7*	LG	11/14/17	11/14/18	26,254	12.0%
Not*e #8*	PowerUp 5	1/24/18	10/30/18	52,500	22.0%
Note #9*	PowerUp 6	2/22/18	11/30/18	64,500	22.0%
Note #10*	PowerUp 7	4/11/18	1/30/19	22,500	22.0%
Note #11*	PowerUp 8	4/27/18	2/15/19	32,250	22.0%
Note #12*	Jabro 1	7/23/18	4/30/19	21,000	12.0%

Total				$792,431
less discount				(98,319)
Net				$694,112

*Note is currently in default; **Note is owned by an entity related to William Fowler, CEO.

Note#1, issued on January 6, 2017, is in default and under the terms of the convertible promissory note, the Company is liable to pay 150% of the then outstanding principal and interest plus additional penalties for certain covenants that are breached. In addition to the note balance of $112,463 as of September 30, 2018, there are penalties totaling $395,369 relating to the default of this note.

During the nine-month period ended September 30, 2018, the Company recorded conversion of $34,301 of notes payable into 36,490,407 shares of common stock. The Company recorded a loss on conversion of debt of $179,980 during this period. During the nine-month period ended September 30, 2017, the Company issued 1,500,000 shares of the Company’s common stock to convert a non-refundable promissory note of $75,000 along with interest accrued on the same of $6,576, based on a stock price upon notice of conversion of $0.054.

The derivative liability for all the remaining convertible notes was recalculated on September 30, 2018 to be $905,930 and the loss on change in derivative liability of $108,091 for the nine-months period ended September 30, 2018, was recorded on the accompanying financial statements.

The variables used for the Binomial model are as listed below:

	December 31, 2017	September 30, 2018
●	Volatility: 253% - 286%	Volatility: 191% - 301%

●	Risk free rate of return: 1.28%- 1.76%	Risk free rate of return: 1.93% - 1.99%

●	Expected term: 1-11 months	Expected term: 1-10 months

The Company amortized a debt discount of $199,713 and $183,486 respectively, during the nine-month periods ended September 30, 2018 and 2017. The Company amortized the finance fee of $12,930 and $37,088, respectively, during the nine-month periods ended September 30, 2018 and 2017. Interest expense accrued on non-related convertible notes was $108,261 and $87,612 for the nine-month periods ended September 30, 2018 and 2017, respectively. During the nine-month period ended September 30, 2018, the note holders converted $512,828 of debt into 129,667,221 shares of common stock.

Note 8 – COMMITMENTS AND CONTINGENCIES

Industrial Lease

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease was for three years and cost $2,200 per month. The lease expired on April 30, 2017 and the Company was on a month to month lease thereafter. The lease was terminated as of June 30, 2018.

Rent expense amounted to $0 and $6,539 for the three-month periods ended September 30, 2018 and 2017, respectively. Rent expense amounted to $13,400 and $19,556 for the nine-month periods ended September 30, 2018 and 2017, respectively.

Aoxin License Agreement

Pursuant to a 2012 license agreement and 2017 amendment executed between the Company and Aoxin, in order to maintain exclusive rights for the United States (US), the Company was required to purchase and sell certain amount of e-Go model vehicles per year for a certain period of time starting from the completion of the requirements established by the United States Department of Transportation’s protocols for the e-Go model. As part of the license agreement, the Company was committed to pay expenses related to any required airbag testing procedures. The Company estimated the cost of these airbags could be as little as $500,000 or as much as $2 million.

Aoxin has been unable to procure a license to design, test and manufacture e-Go vehicles in China. Additionally, our representatives in China have been told by Aoxin that any such agreement and amendment has expired. Based on this information, we may prepare a business plan and re-approach Aoxin if and when Aoxin obtains the required licenses to provide a next-generation version of the e-Go vehicle. Given these circumstances, during the nine-month period ended September 30, 2018, we took a $50,000 charge and wrote down the value of the Aoxin license to $0 and associated vehicle deposits were also fully-impaired.

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of September 30, 2018.

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

During the nine-month period ended September 30, 2018, the Company made cash payments totaling $17,400, of which $6,067 was applied to principal and $11,333 to accrued interest. In addition, 24,000,000 shares of common stock were issued as payment of $59,957 in principal and $43 in accrued interest during the nine-month period ended September 30, 2018. As of September 30, 2018, and December 31, 2017, the balance outstanding on the loan was $5,477 and $71,400, respectively. The balance on the loan has an extended maturity date of December 31, 2018.

Of the derivative liability balance of $905,930 at September 30, 2018, $8,083 is attributable to the revolving line of credit.

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

During the nine-month period ended September 30, 2018, the Company issued three million shares of preferred stock to the prior president of the Company valued at the fair market value of $45,000.

During the nine-month period ended September 30, 2018, the Company issued five million shares of common stock valued at the fair market value of $12,500 for services.

During the nine-month period ended September 30, 2018, the Company issued 129,667,221 shares of common stock to effect the conversions of various convertible note payables amounting to $218,777 and accrued interest of $23,284 on the same and recorded a net loss on debt settlement of $158,380 for the difference with the agreed conversion price.

During the nine-month period ended September 30, 2018, the Company issued 24,000,000 shares of common stock to effect the conversions of related party line of credit and accrued interest on same and recorded a loss on debt settlement of $21,600 for the difference with the agreed conversion price.

During the nine-month period ended September 30, 2018, the Company issued 12,640,000 shares of common stock to effect the conversions of related party loan amounting to $31,600.

During the nine-month period ended September 30, 2018, several convertible notes matured and were converted and the embedded conversion feature on the same of $503,356, was reclassed as equity.

During the nine-month period ended September 30, 2018, the Company reclassified $503,356 from equity to derivative liability for the embedded feature on the options and warrants attached to convertible loans and related party notes.

During the nine-month period ended September 30, 2018, the Company amortized $18,750 for the equity offering costs.

During the nine-month period ended September 30, 2018, the Company issued 6,000,000 shares of common stock for $15,000 cash received during the year ended December 31, 2017. These shares were recorded as shares to be issued in the prior period.

On or around February 26, 2018, the Company obtained shareholder consent for the approval of an amendment to the Company’s certificate of incorporation to increase the authorized shares of common stock, no par value, of the Company from 300,000,000 to 1,000,000,000.

On July 23, 2018, the Company borrowed $21,000 pursuant to a convertible note agreement bearing an interest rate of 12% per annum and with a maturity date of April 30, 2019.

On July 31, 2018, the Company issued 2,000,000 shares of Series B Convertible Preferred Stock to officers and directors for services rendered, totaling $2,000. In March 2019, these shares were returned to the Company and canceled.

During the three-month period ended September 30, 2018, the Company issued 36,490,407 shares of common stock to effect the conversion of $34,301 of convertible notes payable and $812 of accrued interest on the same.

On August 1, 2018, the Company obtained shareholder consent for the approval of an amendment to the Company’s certificate of incorporation to increase the authorized shares of common stock, no par value, of the Company from 1,000,000,000 to 3,000,000,000.

As of September 30, 2018, the Company was negotiating with a note holder who sent the Company a legal notice, dated June 25, 2018, demanding approximately $404,000, from the note holder for defaulting on the loan. The Company has been incurring a penalty of $2,000 per day while delinquent in its filings with the SEC, including its 10-Q for the period ending June 30, 2018, which was not filed on time, and its 10-Q for the period ending September 30, 2018 and 10K for the fiscal year ended December 31, 2018, which were also not filed on time and/or are in the process of being filed. The Company is working with the lender to reach a favorable resolution in this matter, though there can be no assurances.

Note 11 – WARRANTS AND OPTIONS

As of September 30, 2018, there were 1,000,000 options outstanding and exercisable, issued in relation with loans payable due to related parties. Each whole share purchase option has an exercise price of $0.015 per common share. The options were evaluated for purposes of classification between liability and equity. The options contain features that would require a liability classification and are therefore recorded as derivative liability. The Binomial model was used to estimate the fair value of $1,021 for the options. Following inputs were used for the Binomial model:

Options	1,000,000
Term	3-6 months
Exercise price	$0.015
Volatility	285%-326%
Risk Free Interest Rate	1.73%-1.93%
Fair Value	$1,021

These options expired on November 1, 2018.

As of September 30, 2018, there were 250,000 warrants outstanding and exercisable, issued in relation with a convertible note payable. Each whole share purchase option has an exercise price of $0.015 per common share. The warrants were evaluated for purposes of classification between liability and equity. The warrants contain features that would require a liability classification and are therefore recorded as derivative liability. The Binomial model was used to estimate the fair value of $255 for the Warrants. The following inputs were used for the Binomial model:

Warrants	250,000
Term	3 Years
Exercise price	$0.10
Volatility	285%
Risk Free Interest Rate	2.33%
Fair Value	$255

Note 12 – SUBSEQUENT EVENTS

On October1, 2018, a lender funded $11,500 in a convertible debenture with an interest rate of 12% and a maturity date of July 15, 2019.

On November 1, 2018, a lender funded $14,700 in a convertible debenture with an interest rate of 12% and a maturity date of April 30, 2019.

During the three months ended December 31, 2018, lenders converted $64,708.66 principal and $4,742.75 interest into 217,646,840 common shares.

During the three months ended March 31, 2019, lenders converted $8,085.43 principal and $8,548.36 interest into 93,410,190 common shares.

On April 10, 2019, a lender converted $13,272.60 principal into 66,363,000 common shares.

On February 26, 2019, Farber, Hass, Hurley LLP (“FHH”) announced that the auditor-client relationship with 2050 Motors, Inc. had ceased. There were no disagreements about accounting issues, financial statements or related matters. FHH is cooperating with the Company to affirm prior period audited statements.

On March 6, 2019, William Fowler resigned as our President, Chief Executive Officer, Chief Financial Officer and Director. His resignation was not due to any matter relating to our operations, policies or practices. On March 6, 2019, pursuant to a Special Board of Directors Meeting, our Board of Directors accepted his resignation.

On March 6, 2019, Bernd Schaefers resigned as our Secretary and Director. His resignation was not due to any matter relating to our operations, policies or practices. On March 6, 2019, pursuant to a Special Board of Directors Meeting, our Board of Directors accepted his resignation.

On March 6, 2019, Vikram Grover was appointed our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. Mr. Grover’s compensation consists of $12,500 per month, of which $5,000 is payable in cash while the Company is delinquent in its SEC filings and the balance to be accrued and payable in cash or stock on December 31 of each calendar year. Upon bringing the Company current with its SEC filings, Mr. Grover will be compensated $12,500 per month, of which $7,500 is payable in cash and $5,000 will be accrued and payable in cash or stock on December 31 of each calendar year. Additionally, upon bringing the Company current with its SEC filings, Mr. Grover will be issued 100 million common stock purchase warrants with a $0.001 exercise price and a three-year expiration. If the Company’s common stock closes over $0.01 for 10 consecutive trading sessions, Mr. Grover shall be issued an additional 100 million common stock purchase warrants with a $0.001 strike price and a three-year expiration.

On March 6, 2019, our Board of Directors approved, and we filed a Certificate of Determination for with the Secretary of State of California, a new class of Series C Preferred Shares with a total of one million such shares authorized. Each share converts into one common share, has 10,000 votes on every corporate matter requiring a shareholder vote, has a par value of $0.0001, and pays an annual dividend at the option of the Company of $0.01. On March 6, 2019, the Company issued one million Series C Preferred Shares to our CEO, Vikram Grover, as consideration for the change of control of the Company.

On March 7, 2019, our Board of Directors appointed Boyle CPA, LLC of Bayville, New Jersey as our independent registered public accounting firm, to audit our financial statements for the years ended December 31, 2018 and 2019.

On March 8, 2019, we executed a $28,000 convertible promissory note with a third-party lender generating net funding to us of $25,000 after expenses. The note bears interest at a rate of 12% per annum and matures on January 15, 2020.

On March 10, 2019, Aldo Baiocchi joined the Company’s Advisory Board to guide the Company’s growth of electric vehicle (EV) ventures. As compensation, Aldo Baiocchi was issued 10 million incentive common stock purchase warrants with a strike price of $0.01 and three-year expiration.

On March 10, 2019, Ted Flomenhaft joined the Company’s Advisory Board to guide the Company’s growth of technology and communications ventures. As compensation, Ted Flomenhaft was issued 10 million incentive common stock purchase warrants with a strike price of $0.01 and three-year expiration.

On March 19, 2019, we engaged EDGE FiberNet, Inc. for consulting, support and back office services to assist us in development of our planned businesses in communications, electric vehicles, lighting, including power over Ethernet and LED, and other mediums. As part of the Agreement, we received an option on 4,000 square feet of office/retail space at EDGE FiberNet’s headquarters in Industry City, Brooklyn, New York. As compensation, we issued EDGE FiberNet 10 million common stock purchase warrants with a strike price of $.005 and a three-year expiration.

On April 12, 2019, Michael Shevack joined the Company’s Advisory Board to guide the formation of an Environmental, Social and Governance (“ESG”) Division. As compensation, Shevack was issued 10 million incentive common stock purchase warrants with a strike price of $0.01 and three-year expiration.

On March 27, 2019, we issued a demand letter to BKS Cambria, LLC (“BKS”) and United Biorefineries, Inc. (“United”) to return 84,770,115 and 53,347,701 of our common stock shares in certificate form, respectively, that were invalidly issued by our prior management to the corporate entities they controlled. BKS and United failed to respond to our demand letter by the demand date and we have not received the foregoing share amounts in certificate form from either BKS or United. To this date, BKS has still not responded to our demand letter. UBC has electronically responded, denied any wrongdoing, and refuses to return the certificates. These shares were issued from conversions of insiders’ affiliate debt and attached penalty interest and penalties into common stock at a floating rate discount to market prices. We are evaluating our legal remedies regarding what we believe could be self-dealing, breaches of fiduciary trust and potential disclosure related violations by our prior management

As part of its management transition plan, on or around March 6, 2019, the Company agreed to transfer to prior Management eighty (80) percent ownership of its Nevada subsidiary, 2050 Motors (“2050 Private” or “TFPC”) in exchange for a corporate note from TFPC in the amount of fifty thousand dollars at 8% interest per annum to be paid out of net profits. 2050 Motors (2050 Public) agreed to appoint William Fowler as President of 2050 Private to raise operating capital for expenses to negotiate terms and conditions to maintain Exclusive License with Aoxin Motors. Subsequent to the change of control and based on due diligence on TFPM and the status of the Aoxin Motors relationship, on or around April 2, 2019, we terminated the transaction as we deemed that it was not in the best interests of shareholders. We continue to demand information regarding TFPC from former management but have received unresponsive and unsatisfactory responses to our inquiries.

On April 4, 2019, we removed all Officers and/or Directors of our wholly-owned subsidiary, 2050 Motors, Inc., a Nevada corporation (“2050 Private”); thereafter, 2050 Private appointed our Chief Executive Officer, Vikram Grover, as 2050 Private’s President/Sole Director.

On April 7, 2019, our Board of Directors approved the creation of a new class of Series B Preferred Shares. A total of six million such shares were authorized. Each share converts into 1,000 common shares, votes on an as converted basis, has a par value of $0.001, and pays a cumulative annual dividend in cash or in kind of $0.01. As of April 7, 2019, none of the shares had been issued.

On April 8, 2019, we amended the terms of our existing Series A Preferred stock by changing the par value from nil to $0.0001 and establishing a $0.01 per share annual dividend to be approved by our Board of Directors each year. Each share remains convertible into one common share and has 50 votes on corporate matters. As part of the management transition plan announced in March 2019, two million Series A Preferred Shares were transferred from former owners to our current CEO, Vikram Grover. A total of three million Series A Preferred Shares are authorized, all of which are currently issued and outstanding.

On April 18, 2019, we agreed to purchase a 50% interest in CLEC Networks, Inc., a Delaware corporation, from EDGE FiberNet Inc., a Delaware corporation. As consideration, we agreed to issue EDGE FiberNet 100,000 newly-created Series B Preferred Shares convertible into 100 million common shares of our Company. Additionally, we made a funding commitment of $150,000 over seven months to CLEC Networks, to be renamed 2050Tel Corp. or similar such corporate name. The transaction was originally expected to close by April 30, 2019, but the closing deadline was extended to May 17, 2019 on April 30, 2019 to allow both parties to complete corporate actions, including requisite state approvals of share issuances and other.

On April 22, 2019, we executed a letter of intent (LOI) to invest in and partner with ERide Club Corp. (ECC), a Company developing an Internet-based cloud platform to enable rentals and related services for the electric vehicle (EV) market, including automobiles, eBikes and mobility products. Upon delivery of a working beta system vetted by businesses, consumers and third-party testing no later than August 1, 2019, we will issue ECC 100,000 Series B Preferred shares convertible into 100 million common shares in return for 10% of the equity of ECC, with a right of participation on future financings by ECC through year-end 2020. Additionally, we will become a preferred marketing partner of ECC in the United States and provide ECC with a three-year option to perform a spin-out IPO to our shareholders. ECC expects to launch a first-generation version of the platform on May 15, 2019, after which time we will vet the system with our staff and advisors.

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

Plan of Operation

Prior to the completion of the acquisition of 2050 Motors, Inc., a Nevada corporation, (“2050 Motors”), on May 2, 2014, the Company had nominal assets whose sole business was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the transaction with 2050 Motors, the Company’s business became the business of 2050 Motors, which is currently the Company’s sole operating subsidiary. Our principal business objective for the next 12 months will be to achieve long-term growth through 2050 Motors, Inc, supplemented by the launch of new business units, subsidiaries and ventures, initially, with a business concentration in the areas of communications, electric vehicles, power over ethernet (PoE) and LED lighting, and social media.

The Company completed the acquisition of all of the issued and outstanding capital stock of 2050 Motors on May 2, 2014. The acquisition was completed pursuant to the terms of a Plan and Agreement of Reorganization (the “Agreement”) entered into on February 5, 2014, by and between the Company, 2050 Motors and Certain Shareholders of 2050 Motors. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of 2050 Motors in exchange for 24,994,670 post-split shares of the Company’s common stock (aggregating approximately 82% of its issued and outstanding common stock at closing).

Historically, 2050 Motors’ principal activity has been the importation and the marketing and selling of electric automobiles based on its good faith belief that 2050 Motors, Inc. had an exclusive and valid license, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the US Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle design and electric light truck, manufactured by Jiangsu Aoxin New Energy Automobile Co., LTD (“Aoxin Automobile”) located in the Peoples Republic of China (“PRC”). Aoxin Automobile is a wholly-owned subsidiary of Dongfeng Motors Corporation (“Dongfeng Motor”) which is one of the largest automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motors to develop and manufacture a lightweight, super-efficient, carbon fiber e-Go EV electric car (“e-Go EV”).

With respect to the time period covered in this report, 2050 Motors intended at the time to import vehicles completely fabricated and assembled in China from Aoxin Automobile. 2050 Motors will market the e-Go EV vehicles in designated markets and is not expected to need any raw materials, components or equipment, except spare parts which will be supplied by Aoxin Automobile. However, the e-Go and all of its parts and equipment must be DOT approved. After the demonstration vehicles are delivered to the USA, some of the existing parts of the e-Go EV may or may not meet DOT specifications. Aoxin has made every effort to build the e-Go according to American standards. However, there is no certainty that all the parts will be DOT approved. 2050 Motors may elect to secure replacement parts here in the USA or in China for installation either in the United States or in China if required.

2050 Motors intended to initially sell the e-Go to a network of customers primarily in the Las Vegas, Nevada area. 2050 Motors plans to establish a service and parts center, which would be separate from the showroom. The showroom will be at an area with high volume of people in Las Vegas, where visitors to the city can directly view the e-Go. 2050 Motors may also elect to sell the e-Go at selected distributors in the Las Vegas Area, which have already provided letters of interest to sell our vehicles.

Research by Aoxin over the past five years developed this advanced all-electric vehicle. The e-Go is a five-passenger sedan which weighs only 1,450 pounds including its battery pack. It will be the first four-wheel electric automobile of this advanced type to be sold in the price range of less than $35,000.

The body components are built out of carbon fiber which is five times stronger than steel and one third its weight, constructed over a strong ultralight aluminum frame chassis and race car suspension. This design goal is to ensure that the vehicle will be one of the safest and strongest ever built for the consumer market

2050 Motors is a development stage company with no operating history and may never be able to carry out its business plan or achieve any revenues or profitability. Additionally, because we have not received adequate verification from Aoxin of the efficacy of the agreements and Aoxin’s business, we may no longer pursue any business relationship with Aoxin.

2050 Motors was established in October 2012 and has not generated any revenues nor has it realized a profit from its operations to date, and there is little likelihood that it will generate any revenues or realize any profits in the short term. Any profitability in the future from its business will be dependent upon the successful marketing and sales of the e-Go. 2050 Motors may not be able to successfully carry out its business plan. There can be no assurance that it will ever achieve any revenues or profitability. Accordingly, its prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the automobile industry, and therefore it is a highly speculative venture involving significant financial risk.

Costs and Resources

2050 Motors is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Results of Operation for the nine months ended September 30, 2018 and 2017

During the nine months ended September 30, 2018 and 2017, the Company had no operating revenues. During the nine months ended September 30, 2018, the Company incurred operating expenses of ($193,303), consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the nine months ended September 30, 2018, these operating losses combined with non-operating income (expenses) of ($1,371,129) resulted in net loss of ($1,564,432). For the nine months ended September 30, 2017, the Company had operating losses of ($214,071) and non-operating income (expenses) of ($595,215) for a net loss of ($809,286). As of September 30, 2018, the Company had a stockholders’ deficit of ($1,846,195) compared to a stockholders’ deficit of ($1,350,452) as of December 31, 2017. The decrease in stockholders’ equity for the nine months ending September 30, 2018 was due to the net loss of $1,564,432, the issuance of 166,307,221 shares of common stock for the reduction of debt of $513,641, the issuance of $12,500 of common stock and $45,000 of preferred stock for services, and the increase of $497,248 in additional paid-in-capital.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of September 30, 2018 we had an accumulated deficit of ($5,614,380). As of September 30, 2018, the Company had cash balance of $132 and a negative working capital of ($1,850,798).

To date, we have funded our operations through short-term debt and equity financing. During the nine months ended September 30, 2018, the Company received $197,500 of borrowed funds from non-related parties. In addition, during this period the Company issued 166,307,221 shares of common stock for $513,641 reduction of debt.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our automobile business. However, we do not expect to start generating revenues from our operations for another 12 months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may be unavailable in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Delinquent Loans

As of September 30, 2018, the Company is delinquent in its payments on loans owing to several different lenders including third-parties and related parties, totaling $826,880 in principal, accrued interest and penalties. The Company is in discussions with the lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

On June 25, 2018, the Company received a legal notice demanding approximately $404,000, from a note holder for defaulting on the loan. During the three-month period ended September 30, 2018, this loan accrued penalties of $160,000 while the Company was not current with its SEC reporting requirements.

Off-balance Sheet Arrangements

Since our inception through September 30, 2018, we have not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President and Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are not effective in timely alerting them to material information relating to 2050 Motors, Inc. required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 21, 2018, the Company received, from one of its lenders, a notice of default based upon the Company’s failure to timely file its Form 10-Q for the quarter ended March 31, 2018. Under the default provisions of the Note, the immediate payment of the entire principal of the Note together with accrued interest and accrued default interest is due and payable. The Company is negotiating with the lender to withdraw the demand notice for immediately payment based at least in part upon the filing of this Report and to become current in the Company’s reporting obligations by fling all other delinquent filings. However, there is no assurance that the lender will withdraw the demand. Failure of the lender to withdraw such notice may cause severe and material damage to the Company’s ability to continue in business.

As of September 30, 2018, the Company continued to negotiate with a note holder who sent the Company a legal notice dated June 25, 2018, demanding approximately $404,000 for defaulting on the loan. 2050 Motors continues to incur daily penalties on the note, which totaled $160,000 during the three-month period ended September 30, 2018, since among other things, the Company has not been current with its SEC reporting requirements. The Company expects to bring itself into compliance with the terms of the note in the near future.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2018, the Company issued 2,000,000 shares of Series B Convertible Preferred Stock to officers and directors for services rendered totaling $2,000. In March 2019, these shares were returned to the Company and cancelled.

On various dates between August 3 and August 10, 2018, the Company issued 36,490,407 shares of common stock to complete the conversion of $34,301 of convertible notes payable and $812 of accrued interest on said notes.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend or required legal opinions supporting the issuance of free trading shares.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2018, the Company was delinquent in its payments on loans due to third-party lenders in the aggregate amount of $742,702, including principal, accrued interest and penalties, and on its payments on loans due to related parties in the aggregate amount of $84,716, including principal, accrued interest and penalties. Though none of these loans are secured by any assets of the Company, they do rank as senior to other claims and, in some cases, have certain rights preventing asset sales or other corporate actions

The Company is in discussions with its lenders to extend the maturity dates or to convert all or part of the notes into the Company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

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

2050 MOTORS, INC.

Date: May 2, 2019	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: May 2, 2019	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

