Form 10-Q/A
period 2018-09-30
2050 MOTORS, INC.
filed 2019-05-03
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

 Amendment No. 1

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

The number of shares of Common Stock, no par value, of the registrant outstanding at May 2, 2019 was 788,433,644.

Explanatory note

The Company is amending this form 10-Q to update its reported share count as of May 2, 2019.

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

2050 MOTORS, INC.

Date: May 3, 2019	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: May 3, 2019	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

