Form 10-K
period 2018-12-31
2050 MOTORS, INC.
filed 2019-07-19
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 001-13126

2050 MOTORS, INC.

(Exact name of small business issuer as specified in its charter)

California	83-3889101
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

25 N River Lane Suite 2050, Geneva, IL 60134

(Address of principal executive offices) (Zip Code)

(630) 708-0750

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 19, 2019 was $543,466.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of July 19, 2019, there were 905,776,444 shares of Common Stock, no par value, outstanding.

Documents Incorporated by Reference. None

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates, believes, continue, could, estimates, expects, intends, may, might, plans, possible, potential, predicts, projects, seeks, should, will, would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith based on management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

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

PART I

Item 1. Description of Business.

History and Development of the Company

2050 Motors, Inc. has an agreement, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the U.S. Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle (“EV”) design and electric light truck to be manufactured by Jiangsu Aoxin New Energy Automobile Co., Ltd. (“Aoxin Automobile”) located in the People’s Republic of China (“PRC”). Aoxin Automobile was a wholly owned subsidiary of Dongfeng Motor Corporation (“Dongfeng Motor”), which is one of the largest automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motor to develop and manufacture a lightweight, efficient, carbon fiber e-Go EV electric car (“e-Go”). Dongfeng Motor, over a five-year period, invested a substantial amount of money to develop, with the support of Italian engineers, a new carbon fiber technology to produce auto parts at a significantly reduced cost. They also developed a lightweight aluminum racing frame for the e-Go.

In 2014, Yancheng Municipal State-Owned Asset Investment Group, Co. Ltd. (“YMSIG”), an investment and property development company founded by the Yancheng Municipal Government, purchased Aoxin Automobile from Dongfeng Motor, Co. Ltd. YMSIG made major investments in Aoxin, which funded on a fast track schedule the completion of the e-Go automobile manufacturing facility that culminated in a grand opening ceremony on January 20, 2015.

The e-Go is a five-passenger sedan that weighs only 1,450 pounds with its battery pack included. It was designed to be the first vehicle of its advanced type to be sold in the price range of less than $35,000. It will have a unique lightweight carbon fiber body built on an aluminum frame. It will be the only production line EV with a carbon fiber body manufactured by a new process that uses robotics to produce parts, which significantly reduces the production time and cost of carbon fiber components. The carbon fiber composite material is five times stronger than steel and one third the weight.

In accordance with the agreement signed with Aoxin Automobile, which was previously exclusive, in order to maintain rights for the United States, the Company is required to purchase and sell a certain number of e-Go vehicles per year for a certain period of time starting from the completion of the requirements established by the United States Department of Transportation’s (“US DOT”) protocols for the e-Go. The required number of vehicles that the company needs to sell per year are as follows: Year 1 - 2,000 vehicles; Year 2 - 6,000 vehicles; Year 3 - 12,000 vehicles; Year 4 - 24,000 vehicles and Year 5 - 48,000 vehicles.

The contract between 2050 Motors and Aoxin Automobile requires that 2050 Motors completes crash testing according to US DOT safety standards with a certified full-scale crash testing facility.

Two demonstration vehicles were received from Aoxin in the fourth quarter of 2015. One of the demonstration vehicles was showcased to the American public at the William Carr Gallery in Las Vegas, Nevada. This vehicle remained for public viewing at the gallery until April 30, 2016. 2050 Motors intends to eventually crash test eight (8) e-Go vehicles at a certified testing Facility. However, before this is done, design of the airbags must also be completed by Aoxin Automobile. Aoxin is currently designing an airbag system for the e-Go; however, 2050 Motors cannot predict at this time whether the airbag system will suffice for the U.S. market and/or may require additional airbags for successful crash testing. In addition, Aoxin Automobile has stated that the e-Go will be equipped with US DOT approved parts and equipment including windshields, tires, braking systems, and related. 2050 Motors does not know at the present time if all the equipment on the e-Go will be US DOT compliant, and 2050 Motors may or may not have to re-equip the parts, if any, either in China or the United States.

During the year 2013, both engineers in the United States and in China collaborated on many aspects of the e-Go to meet or surpass the US DOT’s standards. These modifications have been incorporated into the e-Go. One of these modifications was to specifically address a new crash test which is not yet required in the United States. This test, created by the leading insurance industry group IIHS, is called the “overlap test” which insurance companies are trying to adopt into the standard automobile crash test program. The crash test consists of a vehicle to be submitted under new safety standards for front-end collisions in which 25% of the front end, on the driver’s side, strikes a 5-foot-tall barrier at 40 mph. The overlap test has proven to be very difficult for present automobiles on the road to pass. In fact, thirteen automobiles produced by the top end manufacturers such as Mercedes, Audi and other market leaders have either failed or done very poorly in this crash test sequence.

2050 Motors intends to import components completely fabricated and manufactured in China from Aoxin Automobile and will set up an assembly plant to utilize American labor and OEM’s in the facility. All the e-Go’s parts and equipment must be DOT approved. Aoxin Automobile has made every effort to build the e-Go according to American standards; however, there is no certainty that all the parts will be US DOT approved. 2050 Motors may elect to secure replacement parts here in the United States or in China for manufacturing or installation of components either in the United States or in China, if required.

In October 2017, a delegation from 2050 Motors went to visit Aoxin Automobile to lay out the plans for assembly of the e-Go in the United States. 2050 decided to assemble the vehicles in the United States because of a delay by Aoxin in obtaining their license to export fully assembled electric vehicles to 2050 Motors in the United States according to our contract arrangements. While 2050 Motors was planning this relatively complex assembly plant, the United States and China entered a tariff battle which would require products from China to be taxed at a 25% rate. This development has put 2050 Motors plans on hold as it tries to evaluate how these new policies impact the end-price for the vehicles in the United States.

2050 Motors intends to initially sell the e-Go to a network of customers primarily in the Las Vegas area. 2050 Motors plans to establish a service and parts center which would be separate from the showroom. The showroom facility will be at an area with a high volume of people in Las Vegas, where visitors to the city can directly view the e-Go. 2050 Motors may also elect to sell the e-Go at selected distributors in the Las Vegas Area, which have already provided letters of interest. 2050 Motors’ initial plan is to sell the vehicles in large cities in the Southwest United States such as Las Vegas which has a metropolitan population of approximately 1.9 million people.

2050 Motors is a development stage company with no operating history and may never be able to carry out its business plan or achieve any revenues or profitability. 2050 Motors was established in October 2012 and has not generated any revenues, nor has the Company realized any profit from its operations to date and there is little likelihood that we will generate any revenues or realize any profits in the long term. Any profitability in the future from 2050’s business will be dependent upon the successful marketing and sales of the e-Go. Accordingly, 2050 Motors’ prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the automobile industry, and therefore it is a highly speculative venture involving significant financial risk.

We are completely dependent on Aoxin Automobile to supply us with the e-Go and other trucks and automobiles and parts and components thereto. The inability of Aoxin Automobile to continue to deliver, or their refusal to deliver such vehicles and parts at prices and volumes acceptable to us, would have a material adverse effect on our business, prospects and operating results. Changes in business conditions, global financial instability, trade wars, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect Aoxin Automobile’s ability to deliver vehicles and/or parts on a timely basis and cause material adverse consequences to 2050 Motors.

Subsequent to year-end 2018, the Company announced an expanded plan to incubate businesses in the electric vehicle, communications, power and lighting, and Internet markets. Please see subsequent events for additional information on developments announced after December31, 2018.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

None

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

There has only been limited trading for the Company’s Common Stock over the past ten years. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or a security to purchase equity with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

There are approximately 265 holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Shares Available for Future Sale

Approximately 23% of all outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

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

In view of the above, shareholders may utilize Rule 144 for the sale of their 2050 Motors shares at any time, assuming all the other requirements set forth above are met.

Repurchases of Equity Securities

None

Our common stock is approved for quotation on the OTC Markets’ pink sheet marketplace under the symbol “ETFM”. The pink sheet marketplace is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The pink sheet securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On July 8, 2019, the closing price of our common stock reported on the pink sheet marketplace was $0.0006 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Pink Sheets market.

	High Bid	Low Bid

Fiscal Year Ending December 31, 2017

Quarter Ended March 31, 2017	$0.10	$0.06
Quarter Ended June 30, 2017	$0.05	$0.03
Quarter Ended September 30, 2017	$0.06	$0.03
Quarter Ended December 31, 2017	$0.07	$0.03

Fiscal Year Ending December 31, 2018

Quarter Ended March 31, 2018	$0.021	$0.003
Quarter Ended June 30, 2018	$0.011	$0.002
Quarter Ended September 30, 2018	$0.004	$0.001
Quarter Ended December 31, 2018	$0.002	$0.001

Penny Stock Considerations

The trading of our common stock is deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the marketplace. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to file annual reports for our stockholders containing audited financial statements.

Transfer Agent

Signature Stock Transfer, Inc., located at 2632 Coachlight Court, Plano, Texas 75093 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

On February 20, 2018, the Company issued three (3) million shares of Series A Preferred stock to Michael Hu, the prior President and Director of the Company, for services rendered. The preferred stock is convertible into common stock on a one for one share basis. In addition, each share of preferred stock has 50 votes per share.

All the above issuances by us of our unregistered securities were made in reliance upon Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). No commissions were paid relating to the issuance of the securities. The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships. They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Between January 1, 2018 and December 31, 2018, the Company issued to third-party lenders a total of 391,238,673 shares of common stock pursuant to conversions of $326,982 debt and accrued interest owed by the Company to such lenders. In accordance with the “tacking” provisions under the rules and regulations of the 1933 Act, the shares were held over one year and the request for conversions were accompanied by opinions of counsel and therefore all the shares were issued without restrictions on sales or transfers.

Between January 1, 2018 and December 31, 2018, the Company issued to related party lenders a total of 174,757,816 shares of common stock pursuant to conversions of $200,352 debt and accrued interest owed by the Company to such lenders. The Company has been unable to confirm the providence of these shares and the related party loans and has placed a stop action order at its transfer agent blocking sale or transfer of these shares pending proof of the legitimacy of these loans and their Board approved, Sarbanes-Oxley compliant conversions into common stock. Current management is evaluating its legal options for recovery of these shares from these previously related parties.

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

Plan of Operation

Prior to the completion of the acquisition of 2050 Motors on May 2, 2014, the Company was a public company with nominal assets whose sole business was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the transaction with 2050 Motors, the Company’s business became the business of 2050 Motors, which was at the time the Company’s sole operating subsidiary.

The 2050 Motors acquisition was completed pursuant to the terms of a Plan and Agreement of Reorganization (the “Agreement”) entered into on February 5, 2014, by and between the Company, 2050 Motors and certain shareholders of 2050 Motors. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of 2050 Motors in exchange for 24,994,670 post-split shares of the Company’s common stock (aggregating approximately 82% of its then issued and outstanding common stock).

2050 Motors’ principal activity is the importation and the marketing and selling of electric automobiles. 2050 Motors has an agreement, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the United States Territories and Peru, the e-Go lightweight carbon fiber all-electric vehicle, manufactured by Jiangsu Aoxin New Energy Automobile Co., LTD (“Aoxin Automobile”) located in the Peoples Republic of China (“PRC”). Aoxin Automobile is a wholly owned subsidiary of Dongfeng Motors Corporation (“Dongfeng Motor”) which is one of the automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motors to develop and manufacture a lightweight, efficient, carbon fiber e-Go electric car.

2050 Motors intends to import vehicles completely fabricated and assembled in China from Aoxin Automobile. 2050 Motors will market the e-Go vehicles in designated markets and is not expected to need any raw materials, components or equipment, except spare parts which will be supplied by Aoxin Automobile. However, the e-Go and all of its parts and equipment must be US DOT approved. After the demonstration vehicles are delivered to the United States, some of the existing parts of the e-Go may or may not meet US DOT specifications. Aoxin Automobile has made every effort to build the e-Go according to American standards. However, there is no certainty that all the parts will be US DOT approved. 2050 Motors may elect to secure replacement parts here in the United States or in China for installation either in the United States or in China, if required.

2050 Motors intends to initially sell the e-Go to a network of customers primarily in the Las Vegas, Nevada area. 2050 Motors plans to establish a service and parts center, which would be separate from the showroom. The Showroom facility will be at an area with high volume of people in Las Vegas, where visitors to the city can directly view the e-Go. 2050 Motors may also elect to sell the e-Go at selected distributors in the Las Vegas Area, which have provided letters of interest to sell the vehicles. 2050 Motors’ initial plan is to sell the vehicle primarily in the Las Vegas vicinity, consisting of an area within a radius of 100 miles with a population of roughly 1.9 million.

2050 Motors is a development stage company with no operating history and may never be able to carry out its business plan or achieve any revenues or profitability. The Company was established in October 2012 and has not generated any revenues. 2050 Motors has not realized a profit from its operations to date, and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from its business will be dependent upon the successful marketing and sales of the e-Go. 2050 Motors may not be able to successfully carry out its business plan. There can be no assurance that it will ever achieve any revenues or profitability. Accordingly, its prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the automobile industry, which is highly competitive and capital intensive and therefore it is a highly speculative venture involving significant financial risk.

Research by Aoxin Automobile over the past five years developed its advanced all-electric vehicle. The e-Go is a five-passenger sedan which weighs only 1,450 pounds with its battery pack included. It will be the first vehicle of this advanced type to be sold in the price range of less than $35,000. The body components are built out of carbon fiber which is five times stronger than steel and one third its weight constructed over a strong ultralight aluminum frame chassis and race car suspension. This ensures that the vehicle will be one of the safest and strongest ever built for the consumer market. It will also be the most efficient mass-produced vehicle ever built, capable of achieving 200+ miles to the gallon energy equivalent.

Costs and Resources

The Company is currently pursuing additional funding sources that would enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise substantial additional capital in order to sustain and grow its operations over the next few years.

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing lenders or shareholders will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize which would have a material adverse effect on the Company.

Results of Operation for the years ended December 31, 2018 and 2017

During the years ended December 31, 2018 and December 31, 2017, the Company had no operating revenues. During the year ended December 31, 2018, the Company incurred operating expenses of $291,641 consisting primarily of consulting fees, travel expenses and general and administrative costs. During the year ended December 31, 2017, the Company incurred operating expenses of $298,974. These operating expenses combined with a lack of operating revenues resulted in net losses of ($1,901,443) and ($1,250,333) for the periods ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, the Company had a stockholders’ deficit of ($1,848,975) compared to a stockholders’ deficit of ($1,350,452) as of December 31, 2017. The increased stockholders’ deficit was due to the net losses in 2018 primarily due to the issuance of common stock for reduction of debt, finance fees, and non-cash charges for changes in derivative valuations associated with the embedded conversion features of convertible debentures.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of December 31, 2018, we had an accumulated deficit of ($5,960,691). As of December 31, 2018, we had cash of $1 and negative working capital of ($1,848,975).

To date, we have funded our operations through short-term debt and equity financing. During the year ended December 31, 2018 the Company received $161,700 of borrowed funds, comprised of $0 from related parties and $161,700 from non-related parties. In addition, during the year ended December 31, 2018, the Company issued the following common stock: no shares for cash proceeds, 565,103,632 shares for reduction and settlement of third-party debt and related party loans, 6,000,000 shares issued for common stock issuable from 2017, and 5,000,000 shares for services.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our automobile business as well as other planned ventures (see subsequent events). However, we do not expect to start generating revenues from our operations for the foreseeable future. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Delinquent Loans

The Company is delinquent in its payments on loans owing to seven different lenders in the aggregate amount of $285,768 excluding potential penalties. The Company is in discussions with such lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

Off-balance Sheet Arrangements

Since our inception through December 31, 2018, we have not engaged in any off-balance sheet arrangements.

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

2050 MOTORS, INC.

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of 2050 Motors, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of 2050 Motors, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the consolidated financial statements, the Company’s cumulative net losses, recurring operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the consolidated financial statements. Management’s plans are also described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

July 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 2050 Motors, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of 2050 Motors, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Farber Hass Hurley LLP

We served as the Company’s auditors since 2012

Chatsworth, California
April 17, 2018

2050 Motors, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

Assets

Current Assets
Cash	$1	$499

Total current assets	1	499

Property and equipment, net	-	31,676

Other assets:
Vehicle deposits	-	24,405
Other deposits	-	2,200
Deferred equity offering costs, net	-	18,750
License	-	50,000

Total other assets	-	95,355

Total assets	$1	$127,530

Liabilities and stockholders’ deficit

Liabilities
Accounts payable	$22,049	$42,817
Tax payable	2,864	3,664
Accrued Expenses	626,299	-
Accrued interest on related party loans payable	-	33,574
Accrued interest on loans payable	49,740	26,513
Loans payable due to related parties, net	-	44,600
Loans payable due to non-related parties, net	250,019	233,328
Revolving line of credit from related party	-	63,354
Deposits	21,947	-
Derivative liability	876,058	1,030,132

Total current liabilities	$1,848,976	$1,477,982

Stockholders’ deficit
Common stock; no par value Authorized: 3,000,000,000 shares at December 31, 2018, and 300,000,000 shares at December 31, 2017 Issued and outstanding: 623,964,144 at December 31, 2018 and 47,860,512 at December 31, 2017	3,405,360	2,474,146
Preferred stock; no par value Authorized: 10,000,000 shares at December 31, 2018, and 10,000,000 shares at December 31, 2017 Issued and outstanding: 3,000,000 shares at December 31, 2018, and 0 shares at December 31, 2017	45,000	-
Additional paid-in-capital	536,356	94,650
Accumulated deficit	(5,960,691)	(4,059,248)
Common stock issuable	125,000	140,000

Total stockholders’ deficit	(1,848,975)	(1,350,452)

Total liabilities and stockholders’ deficit	$1	$127,530

The accompanying notes are an integral part of these consolidated financial statements

2050 Motors, Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Operating revenue	$-	$-

Operating expenses:
Research and development costs	-	28,400
Impairment Loss	74,405	-
General & administrative	217,236	270,574
Total operating expenses	291,641	298,974

Loss from operations	(291,641)	(298,974)

Other income (expenses):
Interest expense	(1,160,030)	(908,501)
Amortization of discount	(158,635)	-
Gain on sale of equipment	1,000	-
Loss on debt conversion	(149,980)	-
Loss on debt settlement	(31,458)	-
Derivative liability gain/(loss)	(110,699)	(42,058)
Total other income (expenses)	(1,609,802)	(950,559)

Loss before income taxes	(1,901,443)	(1,249,533)

Provision for income taxes	-	(800)

Net loss	$(1,901,443)	$(1,250,333)

Net loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average common equivalent shares outstanding, basic and diluted	233,348,503	39,431,012

The accompanying notes are an integral part of these consolidated financial statements

2050 Motors, Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Preferred Stock		Common	Additional		Total
	Number	No	Number	No	stock	paid-in	Accumulated	stockholders’
	of shares	par value	of shares	par value	issuable	capital	deficit	deficit

Balance, December 31, 2016	37,148,599	$2,260,476	-	$-	$125,000	$41,250	$(2,808,915)	$(382,189)

Equity offering costs	-	-	-	-	-	(37,500)	-	(37,500)
Capitalization of unpaid officer salary	-	-	-	-	-	48,000	-	48,000
Warrants and options attached to convertible debt	-	-	-	-	-	42,900	-	42,900
Shares issued for cash	36,885	2,250	-	-	15,000	-	-	17,250
Shares issued for reduction of debt	10,497,334	200,580	-	-	-	-	-	200,580
Shares issued for services	177,694	10,840	-	-	-	-	-	10,840
Net loss	-	-	-	-	-	-	(1,250,333)	(1,250,333)

Balance, December 31, 2017	47,860,512	2,474,146	-	-	$140,000	94,650	(4,059,248)	(1,350,452)

Conversions of convertible debt	391,238,673	685,938	-	-	-	503,356	-	1,189,294
Conversion of related party loc	77,347,701	127,239	-	-	-	-	-	127,239
Conversion of related party loans	97,410,115	95,537	-	-	-	-	-	95,537
Common stock issued for subscription	6,000,000	15,000	-	-	(15,000)	-	-	-
Shares issued for services	5,000,000	12,500	3,000,000	45,000	-	-	-	57,500
Deferred issuance costs	-	-	-	-	-	(18,750)	-	(18,750)
Warrant reclassification	-	-	-	-	-	(42,900)	-	(42,900)
Cancellation of debt conversion	(892,857)	(5,000)	-	-	-	-	-	(5,000)
Net loss	-	-	-	-	-	-	(1,901,443)	(1,901,443)

Balance, December 31, 2018	623,964,144	$3,405,360	3,000,000	$45,000	$125,000	$536,356	$(5,960,691)	$(1,848,975)

The accompanying notes are an integral part of these consolidated financial statements

2050 Motors, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Cash flows provided by (used for) operating activities:
Net loss	$(1,901,443)	$(1,250,333)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	31,676	33,274
Amortization of debt discount	139,885	302,567
Amortization of deferred finance costs	18,750	58,239
Capitalization of unpaid officer salaries	-	48,000
Issuance of common stock for services	57,500	10,840
Impairment of long lived assets	74,405	-
Loss on debt conversion	149,980	-
Loss on debt settlement	31,458	-
Derivative liability adjustment	349,282	42,058
Interest expense from initial derivative liability	-	447,343

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Other prepaid expenses	-	20,000
Deposits	2,200	-
Accounts payable	(20,768)	4,188
Income tax payable	(800)	3,664
Accrued Expenses	901,870	-
Advances	21,947	-
Accrued interest on loans payable	23,227	46,756
Deferred expenses	-	(244)

Net cash used for operating activities	(120,831)	(233,648)

Cash flows provided (used) for investing activities:
Sale of property and equipment	-	-

Net cash provided by (used for) investing activities	-	-

Cash flows provided by (used for) by financing activities:
Proceeds from related party advances	-	28,200
Payments made on related party advances	(32,500)	(36,050)
Proceeds from non-related loans	161,700	241,181
Payments made on non-related loans	(8,867)	(28,200)
Proceeds from issuance of common stock	-	17,250

Net cash provided by (used for) financing activities	120,333	222,381

Net (decrease) in cash	(498)	(11,267)
Cash, beginning of year	499	11,766

Cash, end of period	$1	$499

Supplemental disclosure of cash flow information -

Deferred equity issuance cost from non-cash transaction, net	$-	$-
Amortization of deferred finance cost from non-cash transaction	$158,635	$37,500
Common stock issued for debt	$1,412,070	$160,771
Debt discount from convertible loan	$18,750	$42,900
Interest paid	$-	$20,305

The accompanying notes are an integral part of these consolidated financial statements

2050 MOTORS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

2050 Motors, Inc. (“the Company”) is the successor to an entity incorporated on April 22, 1986 in the state of California. 2050 Motors, Inc., the Company’s sole operating subsidiary, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. On May 2, 2014, that entity sold its business, operations and assets to the Company, whose sole business at the time was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the acquisition of 2050 Motors, Inc., the Company’s sole business became the business of the Company, and the public Company renamed itself “2050 Motors, Inc.” Our principal business objective is to achieve long-term growth through 2050 Motors, Inc. and other investments (see subsequent events).

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accounts payable, the recoverability of long-term assets, and the valuation of derivative liabilities.

Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiary, 2050 Motors, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

Cash

Cash consists of deposits in one large national bank. At December 31, 2018 and December 31, 2017, respectively, the Company had $1 and $499 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Property, Plant & Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset; leasehold improvements are depreciated over the shorter of estimated useful life of the asset or over the lease term. The estimated useful lives of our property and equipment are generally as follows: tools and equipment, five years; vehicles and parts, three years; leasehold improvements, lesser of lease term or life of related asset; and furniture and fixtures, seven years.

As of December 31, 2018, and December 31, 2017, Property, Plant and Equipment consisted of the following:

	2018	2017
Furniture and furnishings	$14,303	$14,303
Leasehold improvements	18,104	18,104
Vehicle and parts	76,045	76,045
Tools and equipment	22,494	22,494
Total	131,026	131,026
Less: Accumulated depreciation	(131,026)	(99,350)
Property, plant and equipment, net	$-	$31,676

Depreciation expense was $31,676 and $33,274 for the years ended December 31, 2018 and December 31, 2017, respectively.

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

We have recorded the conversion option on notes as a derivative liability as a result of the variable conversion price, which in accordance with U.S. GAAP, prevents them from being considered as indexed to our stock and qualified for an exception to derivative accounting.

We recognize derivative instruments as either assets or liabilities on the accompanying balance sheets at fair value. We record changes in the fair value of the derivatives in the accompanying statement of operations.

Assets and liabilities measured at fair value are as follows as of December 31, 2018:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$876,058	-	-	876,058
Total liabilities measured at fair value	$876,058	-	-	876,058

Assets and liabilities measured at fair value are as follows as of December 31, 2017:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$1,030,132	-	-	1,030,132
Total liabilities measured at fair value	$1,030,132	$-	$-	$1,030,132

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2016	270,075
Fair value of derivative liabilities issued	717,999
Gain on change in derivative liabilities	42,058
Balance as of December 31, 2017	$1,030,132
Fair value of derivative liabilities issued	400,078
Loss on conversions	(710,076)
Gain on change in derivative liabilities	155,924
Balance as of December 31, 2018	$876,058

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the years ended December 31, 2018 and December 31, 2017, the Company incurred losses. Therefore, the effect of any common stock equivalents is anti- dilutive during those periods.

The following table sets for the computation of basic and diluted earnings per share for the years ended December 31, 2018 and December 31, 2017:

	2018	2017
Basic and diluted
Net loss	$(1,931,443)	$(1,250,333)

Weighted average number of shares in computing basic and diluted net loss

Basic	233,348,503	39,431,012
Diluted	233,348,503	39,431,012

Net loss per share basic and diluted
Basic and diluted	$(0.01)	$(0.03)

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

Advertising and Marketing Costs

Costs incurred for producing and communicating advertising and marketing are expensed when incurred and included in selling general and administrative expenses. Advertising and marketing expense amounted to $0 and $0 for the years ended December 31, 2018 and December 31, 2017, respectively

Operating Overhead Expense

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

At December 31, 2018 and December 31, 2017, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended December 31, 2018 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on March 5, 2019, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns, and related 10-99 filings for compensation paid to prior management, employees, consultants, contractors and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of ($5,960,691) as of December 31, 2018. The Company also incurred net losses of ($1,901,443) and ($1,250,333) for the years ended December 31, 2018 and December 31, 2017, respectively and had negative working capital for the years ended December 31, 2018 and December 31, 2017. To date, these losses and deficiencies have been financed principally through the issuance of common stock and loans from third parties.

In view of the matters described, there is substantial doubt as to the Company’s ability to continue as a going concern without a significant infusion of capital. We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire properties, and to cover costs of operations, we intend to do so through additional offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors.

Note 4 – VEHICLE DEPOSITS

Vehicle deposit of $0 as of December 31, 2018 and $24,405, as of December 31, 2017, represented one prototype test model for delivery into the United States when the specifications are completed for an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”. The estimated date set for this test was mid-2018. The test never occurred, the prototype was never delivered, and we wrote-off the Vehicle deposit of $24,405 during the fourth quarter of 2018.

Note 5 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the e-Go. The cost of this license agreement was recognized as a long-term asset and was evaluated, by management, for impairment losses at each reporting period. The Company wrote-off the value of this license agreement during the three-month period ended March 31, 2018 due to Aoxin’s inability to produce the e-Go and ship vehicles and/or auto parts to the United States.

Note 6 – ACCOUNTS PAYABLE DUE TO RELATED PARTIES

A related party of the Company paid $7,750 cash on behalf of the Company during the second quarter of 2016. The cash advance was non-interest bearing and was due on August 1, 2016. The Company defaulted on the payment and the payable accrued penalties on it. During the year ended December 31, 2017, the Company issued 140,808 shares of common stock, having a fair market value of the shares of $8,589, for payment of the principal and penalties.

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

During the year ended December 31, 2014, the Company entered into two loans for a total amount of $100,000 due to a shareholder whose control party, William Fowler, became our CEO and a Director during 2018. The loans charged 12% interest and matured on February 28, 2015 and March 30, 2015, respectively. Subsequently, the loans were combined, and the maturity date was extended to April 1, 2018. The outstanding balance of the loans as of December 31, 2018 and December 31, 2017 was $0 and $71,400, respectively. During the year ended December 31, 2018, the Company recorded $8,568 of interest expense for these loans. The balance of the loans, which included penalty interest, was paid in cash and/or converted into 53,347,701 common shares during the twelve-month period ended December 31, 2018. Current management has been unable to confirm the details of these loans and accordingly has frozen the shares taken for conversion of the loans during the fourth quarter of 2018.

On July 1, 2017, the Company entered into an unsecured loan payable agreement with a related party for $14,100, due on September 15, 2017. The Company granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the Black Scholes options pricing model. The fair market value of the options was $26,746. The value was restricted to the face value of the note and hence, $14,100 was recorded as a debt discount which was amortized over the term of the loan. The Company also agreed to pay $1,500 as an interest on the loan. On September 27, 2017, the Company entered into a note amendment, whereby, the term of the note was extended until November 1, 2017, in exchange for an additional $1,500 finance fee and $1,500 late fee. The Company recorded the same as interest expense in the accompanying financials. During the year ended December 31, 2017, the Company amortized the debt discount of $14,100. During the year ended December 31, 2017, the Company recorded $1,500 of interest expense for amortization of and another $1,500 of interest expense for the excess derivative. During the year ended December 31, 2018, the Company recorded $14,259 of interest expense. As of December 31, 2017, the loan was in default and the outstanding balance of the loan, as of December 31, 2017 was $17,100. The Company accrued a penalty of $1,750 plus $100 per day of default, aggregating to $7,750 in the accompanying financial statements.

On September 27, 2017, the Company entered into another unsecured loan payable agreement with the same related party for $17,500, due on November 1, 2017. The lender charged $1,750 as funding fee and $1,650 as processing fee for the loan, which were recorded as debt discount, with net loan proceeds of $14,100. The Company also granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the Black Scholes options pricing model. The fair market value of the options was $22,945. The value was restricted to the net proceeds of the note and hence, $14,100 was recorded as a debt discount which is being amortized over the term of the loan. During the year ended December 31, 2017, the Company amortized the debt discount of $14,100 and the finance fee of $3,400. As of December 31, 2017, the loan was in default and the outstanding balance of the loan was $17,500. The Company accrued a penalty of $1,750 plus $100 per day of default, aggregating to $7,750 in the accompanying financial statements. During the twelve-month period ended December 31, 2018, the balance of this loan and associated interest and penalties was converted into 84,770,115 shares of common stock, eliminating the loan and accrued interest from the Company’s balance sheet.

Current management has been unable to confirm the details of these last two loans and accordingly has issued a stop action notice to the Company’s transfer agent freezing sales and transfers of the shares taken for conversion of the loans during the fourth quarter of 2018.

The Company determined the fair value of the options using the Black – Scholes model. The variables used for the Black –Scholes model are as listed below:

●	Volatility: 253% - 286%

●	Risk free rate of return: 1.24% - 1.53%

●	Expected term: 1 -3 years

The Company received an unsecured $10,000 loan during the third quarter of 2016 from a related party. The loan paid 12% interest and on March 16, 2017, the original maturity date, an extension was granted to April 1, 2018. The outstanding balance on the loan as of December 31, 2017 was $10,000. The Company accrued interest of $1,201 and $1,201 on the loan during the years ended December 31, 2018 and 2017.

NOTE 8 - CONVERTIBLE NOTE PAYABLES

The Company had several convertible note payables with unrelated third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of December 31, 2018, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note #1*	Auctus	1/6/17	2/6/18	$71,533	22.0%
Note #2*	JSJ	4/25/17	1/26/18	11,554	18.0%
Note #3*	Crown Bridge	9/15/17	9/15/18	5,422	10.0%
Note #4*	LG	11/14/17	11/14/18	22,754	12.0%
Note #5*	PowerUp 5	1/24/18	10/30/18	6,320	22.0%
Note #6*	PowerUp 6	2/22/18	11/30/18	56,235	22.0%
Note #7*	PowerUp 7	4/11/18	1/30/19	22,500	22.0%
Note #8*	PowerUp 8	4/27/18	2/15/19	32,250	22.0%
Note #9*	Jabro 1	7/23/18	4/30/19	21,000	12.0%
Note #10*	Jabro 2	10/01/18	7/15/19	11,500	12.0%
Note #11*	PowerUp 9	11/01/18	8/30/19	14,700	12.0%
Note #12*	Other	3/16/17	4/1/18	10,000	12.0%
Total				$285,768
less discount				(35,749)
Net				$250,019

*Note is currently in default.

Note #1, issued on January 6, 2017, is in default and under the terms of the convertible promissory note, the Company is liable to pay 150% of the then outstanding principal and interest plus additional penalties for certain covenants that are breached. In addition to the note balance of $71,533 as of December 31, 2018, there are penalties totaling $616,199 relating to the default of this note which are included in Accrued expenses. Management believes liquidated damages penalties of $2,000 per day are not enforceable or collectible as the lender has recovered its principal and default interest through conversions of the loans into common stock. The matter is currently being reviewed by counsel.

During the twelve-month period ended December 31, 2018, the Company recorded conversion of $292,445 of third-party notes payable and interest into 373,328,673 shares of common stock. The Company recorded a loss on conversion of debt of $149,980 during this period.

The derivative liability for all the remaining convertible notes was recalculated on December 31, 2018 to be $876,058 and the loss on change in derivative liability of $110,699 for the twelve-month period ended December 31, 2018, was recorded on the accompanying financial statements.

The variables used for the Binomial model are as listed below:

	December 31, 2017	December 31, 2018
●	Volatility: 253% - 286%	Volatility: 191% - 301%

●	Risk free rate of return: 1.28%- 1.76%	Risk free rate of return: 1.93% - 1.99%

●	Expected term: 1-11 months	Expected term: 1-10 months

The Company amortized a debt discount of $139,885 and $302,567 respectively, during the twelve-month period ended December 31, 2018 and December 31, 2017. The Company amortized finance fees of $18,750 and $58,239, respectively, during the twelve-month periods ended December 31, 2018 and December 31, 2017. Interest expense accrued on non-related convertible notes was $49,740 and $26,513 for the twelve-month periods ended December 31, 2018 and December 31, 2017, respectively.

Note 9 – COMMITMENTS AND CONTINGENCIES

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease was for three years and cost $2,200 per month. The lease expired on April 30, 2017 and the Company went to a month to month basis. The lease was terminated as of June 30, 2018.

Effective September 16, 2015, the Company renewed its residential lease agreement in California for its traveling consultants. Effective September 2015, the Company extended the lease agreement for one more year with a new monthly amount of $2,300. As of June 30, 2016, the Company discontinued this lease, which was assumed by a consultant of the Company.

Rent expense amounted to $13,400 and $26,156 for the years ended December 31, 2018 and 2017, respectively.

According to the license agreement signed between the Company and Aoxin, in order to maintain rights for the United States, the Company is required to purchase and sell certain amount of e-Go vehicles per year for a certain period of time starting from the completion of the requirements established by the United States Department of Transportation’s protocols for the e-Go model. The table below demonstrates the required number of vehicles that the company needs to sell per year.

First year	2,000
Second year	6,000
Third year	12,000
Fourth year	24,000
Fifth year	48,000
92,000

As part of the license agreement, the Company was committed to pay expenses related to any required airbag testing procedures. The cost of these airbags could have been as little as $500,000 or as much as $2 million. Based on its assessment of its relationship with Aoxin Motors and difficult industry conditions and a potential trade war between China and the United States, during the three-month period ended March 31, 2018, the Company wrote-off its $50,000 license with Aoxin Motors. Further, due to failure to deliver by Aoxin Motors, during the three-month periods ended September 30, 2018 and December 31, 2018, the Company wrote-off its Vehicle deposit of $24,415 with Aoxin Motors.

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of December 31, 2018.

Note 10 – REVOLVING LINE OF CREDIT- RELATED PARTY

On February 12, 2016, the Company signed a twelve months revolving line of credit agreement with a related party. The line amount was $100,000 and carried interest at 12% per annum. In January 2017, the Company signed an amendment to extend the due date of the loan to June 30, 2018 for a conversion option for the restricted common stock of the Company. The note carried interest at the rate of 12% per annum and was convertible at any time starting from January 18, 2017 and ending on the later of the maturity date or the date of payment. The note was convertible at 50% of the Average Market Price for the 15 previous trading days before the conversion notice date. The derivative liability on the note was calculated, using the Binomial model, to be $227,760, of which $101,400 was recorded as a debt discount and the balance $126,360 was recorded as an interest expense, at inception. During the year ended December 31,2018, the balance on the revolving line of credit and related interest were converted to 53,347,701 shares of common stock.

The derivative liability was recalculated on December 31, 2018 and December 31, 2017 as $0 and $177,707, respectively, on the balance of the related party loan and the difference in the value recorded as a change in derivative liability in the income statement. As of December 31, 2018, the balance outstanding on the related party loans was $0. The loan was due on June 30, 2018 and subsequently converted to 53,347,701 common shares.

Current management has been unable to confirm the details of these loans and accordingly has frozen the shares taken for conversion of the loans during the fourth quarter of 2018.

Note 11 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2018. Management at year-end 2018 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets at December 31, 2018 and December 31, 2017 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets at December 31, 2018 and December 31, 2017. At December 31, 2018 and December 31, 2017, the Company had net operating loss carryforwards of $6,000,000 and $4,000,000, respectively.

Deferred tax assets consist of the following components:

	2018	2017

Net loss carryforward	$1,252,000	$1,100,000
Valuation allowance	(1,252,000)	(1,100,000)
Total deferred tax assets	$-	$-

Note 12 – PROMISSORY NOTE AND EQUITY PURCHASE AGREEMENT

On June 24, 2016, the Company issued a $75,000 nonrefundable Promissory Note to an investor as a pre-condition to an Equity Purchase Agreement. The promissory note paid 10% interest per annum with a one-year maturity date. The note was recognized as a deferred finance charge and is being amortized over the contract period.

During the year ended December 31, 2017, the Company issued 1,500,000 shares (See Note 13) to the note holder to convert the outstanding principal balance of $75,000 and accrued interest of $6,574. As of December 31, 2017, the outstanding balance of the note was $0.

Note 13 – EQUITY

During the year ended December 31, 2016, the Company to issue 825,000 shares of common stock for marketing services at a per share price of $0.1497 for a total consideration of $125,000. As of December 31, 2017, and December 31, 2018, these shares are yet to be issued and have been recorded as common stock issuable.

The Company also agreed to issue 200,000 shares of its common stock a $0.05 per share for $10,000 cash, during the year ended December 31, 2016. The shares were issued during the year ended December 31, 2017.

During the year ended December 31, 2016, the Company recorded $44,000 as capital contribution for the fair market value of services provided by the officer of the Company.

During the year ended December 31, 2016, the Company recorded $16,000 as additional paid in capital for the beneficial conversion feature on four convertible notes of $10,000 each. (See Note 9)

On June 24, 2016, the Company issued a $75,000 nonrefundable Promissory Note to an investor as a pre-condition to an Equity Purchase Agreement. The promissory note bore 10% interest per annum with a one-year maturity date. This note resulted in a $75,000 deferred equity issuance cost and was amortized over the contract period. During the year ended December 31, 2017 and 2016, respectively, the Company recorded $37,500 and $18,750 in amortization of the deferred equity issuance costs for the Equity Purchase Agreement (See Note 13). During the year ended December 31, 2017, the Company issued 1,500,000 shares for the conversion of the promissory note along with interest accrued on the same of $6,574. The shares issued were recorded at the fair market value of $0.054 on the date of conversion notice.

During the year ended December 31, 2017, the Company increased the authorized share capital for common stock of the Company from 100 million to 300 million. During the year ended December 31, 2017, the Company increased the authorized share capital for preferred stock of the Company from none to 10 million.

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

During the year ended December 31, 2017, a note holder converted $35,000 of the note for 3,106,274 shares of common stock.

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

During the year ended December 31, 2017, the Company entered into an unsecured loan payable agreement with a related party for $14,100, due on September 15, 2017. The Company granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the Black Scholes options pricing model. The fair market value of the options was $26,746. The value was restricted to the face value of the note and hence, $14,100 was recorded as a debt discount and credited as additional paid in capital in the accompanying financials.

During the year ended December 31, 2017, the Company entered into another unsecured loan payable agreement with the same related party for $17,500, with net loan proceeds of $14,100. The Company also granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the Black Scholes options pricing model. The fair market value of the options was $22,945. The value was restricted to the net proceeds of the note and hence, $14,100 was recorded as a debt discount and credited as additional paid in capital in the accompanying financials.

During the year ended December 31, 2017, the Company entered into an unsecured convertible note agreement with a third party for $25,000. The Company received $22,500, net of the financing fees of $2,500. The Company also granted a warrant with the convertible note to buy 250,000 shares of common stock of the Company at an exercise price of $0.10 per share. The Company valued the warrants using the Black Scholes option pricing model at $14,700, which was recorded as a debt discount and credited as additional paid in capital in the accompanying financials (See Note 8).

During the year ended December 31, 2018, the Company increased its authorized shares two times, first from 300 million to one billion, and later from one billion to three billion.

On January 24, 2018, the Company entered into an unsecured convertible note agreement with a third party for $35,000. The Company received $35,000 net of financing fees.

On February 22, 2018, the Company entered into an unsecured convertible note agreement with a third party for $43,000. The Company received $43,000 net of financing fees.

On April 11, 2018, the Company entered into an unsecured convertible note agreement with a third party for $15,000. The Company received $15,000 net of financing fees.

On April 27, 2018, the Company entered into an unsecured convertible note agreement with a third party for $21,500. The Company received $21,500 net of financing fees.

On July 23, 2018, the Company entered into an unsecured convertible note agreement with a third party for $21,000. The Company received $21,000 net of financing fees.

On October 1, 2018, the Company entered into an unsecured convertible note agreement with a third party for $11,500. The Company received $11,500 net of financing fees.

On November 1, 2018, the Company entered into an unsecured convertible note agreement with a third party for $14,700. The Company received $14,700 net of financing fees.

Note 14 – SUBSEQUENT EVENTS

Corporate Actions and Related

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

On April 4, 2019, we removed all Officers and/or Directors of our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation (“2050 Private”); thereafter, 2050 Private appointed our Chief Executive Officer, Vikram Grover, as 2050 Private’s President and Sole Director.

On May 14, 2019, we dissolved our 2050 Motors, Inc. Nevada subsidiary and terminated all discussions and contractual relationships with Aoxin Automobile.

Funding and Capital Structure

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

During the three months ended March 31, 2019, a third-party lender converted $8,085.43 principal and $8,548.36 interest into 93,410,190 common shares.

On March 27, 2019, we issued a demand letter to BKS Cambria, LLC (“BKS”) and United Biorefineries, Inc. (“United”) to return 84,770,115 and 53,347,701 of our common stock shares in certificate form, respectively, that may have been invalidly issued by prior management to the corporate entities they controlled. BKS and United failed to respond to our demand letter by the demand date and we have not received the foregoing share amounts in certificate form from either BKS or United. UBC has electronically responded, denied any wrongdoing, and refuses to return the certificates. We are evaluating our legal remedies regarding these share issuances.

On April 7, 2019, our Board of Directors approved the creation of a new class of Series B Preferred Shares. A total of six million such shares were authorized. Each share converts into 1,000 common shares, votes on an as converted basis, has a par value of $0.001, and pays a cumulative annual dividend in cash or in kind of $0.01. As of April 7, 2019, none of the shares had been issued.

On April 10, 2019, a third-party lender converted $13,272.60 principal of a convertible debenture into 66,363,000 common shares.

On April 15, 2019, we amended the terms of our existing Series A Preferred stock by changing the par value from nil to $0.0001 and establishing a $0.01 per share annual dividend to be approved by our Board of Directors each year. Each share remains convertible into one common share and has 50 votes on corporate matters. As part of the management transition plan announced in March 2019, two million Series A Preferred Shares were transferred from former owners to our current CEO, Vikram Grover. A total of three million Series A Preferred Shares are authorized, all of which are currently issued and outstanding.

On May 5, 2019, 2050 Motors, Inc. executed a Securities Purchase Agreement (SPA) with our CEO, Vikram Grover, for an investment of $483,000.00 in value of 210,000,000 common shares of Peer to Peer Network aka Mobicard Inc. (ticker PTOP) for 400,000 Series B Convertible Preferred Shares priced at $1.2075 per share. The transaction closed on May 15, 2019. Further, on May 16, 2019, Vikram Grover executed a one-year Lock-Up Agreement regarding all of his Convertible Preferred Shares.

On May 13, 2019, a third-party lender funded the Company $12,500.00 in a convertible debenture that pays 12% interest.

On May 15, 2019, based on due diligence and research by management and the Company’s advisors, the Board of Directors of 2050 Motors, Inc., a California corporation, approved stop action orders on 162,846,149 common shares held by former management, employees, affiliates and representatives of the Company. Accordingly, management has directed the Company’s transfer agent to prohibit the transfer or sale of any shares associated with their certificates. Pending investigation of the providence of these shares and proof of consideration for said shares, these shares will remain frozen indefinitely and subject to the Company’s powers of enforcement and the rules of law.

On May 17, 2019, a third-party lender converted $4,667.74 principal and $2,413.96 interest of a convertible debenture into 39,342,800 common shares.

On May 24, 2019, a third-party lender converted $11,700 principal of a convertible debenture into 78,000,000 common shares.

Business Development and Related

On March 10, 2019, Aldo Baiocchi joined the Company’s Advisory Board to guide the Company’s growth of electric vehicle ventures. As compensation, Aldo Baiocchi was issued 10 million incentive common stock purchase warrants with a strike price of $0.01 and three-year expiration.

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

On April 18, 2019, we agreed to purchase a 50% interest in CLEC Networks, Inc., a Delaware corporation, from EDGE FiberNet Inc., a Delaware corporation. As consideration, we agreed to issue EDGE FiberNet 100,000 newly created Series B Preferred Shares convertible into 100 million common shares of our Company. Additionally, we made a funding commitment of $150,000 over seven months to CLEC Networks, to be renamed 2050Tel Corp. or similar such corporate name. The transaction was originally expected to close by April 30, 2019, but the closing deadline was extended to allow both parties to complete corporate actions, including requisite state approvals of share issuances and other.

On April 22, 2019, we executed a letter of intent (LOI) to invest in and partner with ERide Club Corp. (“ECC”; www.erideclub.com), a California corporation developing an Internet-based cloud platform to enable rentals and related services for the electric vehicle (EV) market, including automobiles, eBikes and mobility products. Upon delivery of a working beta system vetted by businesses, consumers and third-party testing no later than August 1, 2019, we will issue ECC 100,000 Series B Preferred shares convertible into 100 million common shares in return for 10% of the equity of ECC, with a right of participation on future financings by ECC through year-end 2020. Additionally, we will become a preferred marketing partner of ECC in the United States and provide ECC with a three-year option to perform a spin-out IPO to our shareholders.

On May 2, 2019, we engaged Markup Designs Pvt. Ltd. (“MDPL”; https://www.markupdesigns.com), a global Web and mobile application development company, to design and build a social network to be named “KANAB.CLUB” (www.kanab.club) targeting the global cannabis market. On May 13, 2019, we completed an initial payment to MDPL, mandating them to deploy a home page with launch information and sign-up capabilities for customers and to complete a working Web platform during summer 2019. After coding industry-standard social media functionality, we intend to add an online marketplace, 420 dating services, discussion forums, rewards programs/points including potential utility crypto coins, differentiated advertising and navigation capabilities (www.linkstorm.net), and Android/iOS mobile applications to the platform.

On May 14, 2019, to eliminate any confusion regarding the future direction of the Company and to provide transparency and clarity for our investors, our Board of Directors approved the dissolution of our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation doing business under the same name as our publicly traded company, 2050 Motors, Inc., a California corporation. Additionally, our Board of Directors approved the termination of any and all discussions and prior agreements with Aoxin Motors regarding the importation of electric vehicles to be made by Aoxin Motors in China into the United States. Our termination was driven by Aoxin Motors’ failure to obtain the necessary license(s) to manufacture e-GO electric vehicles, which have been under development since 2012. Accordingly, on May 14, 2019, we filed paperwork with the Secretary of State of Nevada to dissolve our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation, and that dissolution went effective on or around May 17, 2019.

On May 26, 2019, we extended the closing deadline from May 17, 2019 to June 28, 2019 for our definitive agreement to acquire 50% of CLEC Networks, Inc (“CLEC”), a Delaware Corporation currently 100%-owned by EDGE FiberNet, Inc., a Delaware Corporation. This represents the second such extension to the original Agreement that was executed on April 18, 2019. We are currently discussing further extensions to this Agreement pending our return to current filing status with the SEC. After the planned closing, CLEC Networks intends to change its name to 2050Tel and deploy a facilities-based competitive telecommunications carrier in the Northeast providing Origination Carrier Services, including DIDs, ports and hosting to providers of VoIP (Voice over Internet Protocol) and UCaaS (Unified Communications as a Service). 2050Tel will also introduce services directly to consumers and businesses. The 2050tel planned offering, which has been successfully deployed and proven by management in another entity, will target a market currently dominated by Level 3 (CenturyLink) and Bandwidth.com.

On June 7, 2019, 2050 Motors, Inc. aka 2050 Corp. executed a Letter of Intent (“LOI”) with LVG1, an LLC d/b/a UNDERground Villas & Hotels (“LVG1” or “UVH”; https://undergroundvh.com/), under which 2050 will purchase 10% of LVG1’s equity or similar economic interest in exchange for 100,000 1% Series B Preferred Shares of 2050 convertible into 100,000,000 restricted common shares of 2050. Under the terms, LVG1 shall be issued a right to spin-off or spin-out via a public offering to 2050 shareholders during the three years subsequent to execution of closing documents. Meanwhile, 2050 shall be issued a right of participation in future UNDERground funding rounds through year-end 2022 at its 10% ownership threshold. UVH is owner and operator of a branded portfolio of consumer products and services targeting the global travel and entertainment industries, with access to over 33,000 villas and resort properties worldwide using a wholesale e-commerce platform. UVH has active engagements today in the travel, tourism, eSports, and cannabidiol (“CBD”) markets, with contracts signed or under negotiation with well-known operators, teams, consumer brands and distributors targeting multiple nationwide retailers with tens of thousands of points of sale. It is 2050’s intent to leverage the UVH name across its cannabis social network currently under development @ www.kanab.club including embedding UVH on a co-branded or similar basis into its planned Kanab Club e-commerce marketplace. UVH’s substantial branding and consumer traffic are expected to provide a natural complement to Kanab Club by populating its platform with users. Concurrently with the signing of the LOI, 2050 has extended an offer to LVG1’s owner, James Donnellan (https://www.linkedin.com/in/jamesdonnellan/), an experienced businessman in the trade, travel, media and CBD industries, to join its Advisory Board.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of December 31, 2018 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2018. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the directors and executive officers of the Company as of December 31, 2018 and the principal offices and positions with the Company held by each person. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships among any of the officers and directors.

Name	Age	Position(s)
Bernd Schaefers	75	Director

William Fowler	79	Director

Bernd Schaefers is a veteran self-made businessman with over 40 years of work in the media industry with over 20 years in the advertising and marketing sector. Mr. Schaefers founded one of the most successful advertising production companies, Interteam Productions, in the 1970s with offices in Germany, Switzerland, France and Brazil.

William Fowler is a native Californian. He attended the University of Pacific in Stockton, California, with Athletic Scholarships (Football and Basketball) and graduated with a Bachelor of Arts (BA) Degree in Business Administration. Mr. Fowler has been a licensed Real Estate Broker since 1964 in the State of California. He is currently a corporate broker with RE/MAX Investments, a full-service Real Estate Firm in San Mateo, CA 94401. He, with two associates, founded 2050 Motors, Inc. in 2012.

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

To management’s knowledge, none of 2050 Motors’ past or named Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Management has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or is the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Mr. Schaefers and Mr. Fowler resigned from their positions at 2050 Motors as Officers and Directors on March 6, 2019 and were replaced with Vikram Grover. Further information on this change of management can be found on Form 8-K filings with the SEC on or around March 6, 2019.

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

Code of Ethics

As of December 31, 2018, former management had not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. New management believes that a formal written code of ethics is necessary. We expect that the Company will adopt a code of ethics as soon as practicable.

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

Item 11. Executive Compensation.

We have not entered into employment agreements with our executive officers and their compensation, if any, is determined at the discretion of our Board of Directors.

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

The following table summarizes all compensation recorded by us in 2018, 2017 and 2013 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2016. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael Hu	2018	0	0	0	0	0	0	0	0
Michael Hu	2017	0	0	0	0	0	0	0	0

George Hedrick	2018	0	0	0	0	0	0	0	0
George Hedrick	2017	0	0	0	0	0	0	0	0

William Fowler	2018	0	0	0	0	0	0	0	0
William Fowler	2017	0	0	0	0	0	0	0	0

Note:	Michael Hu appointed President, CFO and Director on May 2, 2014 and on January 9, 2018 resigned all positions. George Hedrick appointed President/CEO, Secretary, Treasurer/CFO, and as a director of the Company on January 9, 2018 and on July 12, 2018 resigned all positions. William Fowler appointed President/CEO, Secretary, Treasurer/CFO, and director of the Company on July 12, 2018.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Common Stock	Bernd Schaefers, Director	99,565,502	*	11.0%
	William Fowler	78,727,701	*	8.7%
Common Stock	All Directors and Officers as a Group (2 persons)	178,293,203	*	19.7%

*	Includes shares held by entities under the shareholder’s control.

(1)	Unless otherwise indicated, based on 905,776,444 shares of common stock issued and outstanding as of the date of this report. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock or Series A Preferred stock issued or outstanding.

There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

As per Notes 7 and 10, the Company received loans of $100,000, $14,100 and $17,500 in years 2014-2017 from entities controlled by our Director Bernd Schaefers and our CEO and Director, William Fowler. The balances on these loans and accrued interest and penalties were converted into 138,117,816 common shares during the three-month period ended December 31, 2018. The providence of these loans and their conversions are being reviewed by current management.

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

Item 14. Principal Accountant Fees and Services.

During 2018, Boyle CPA, LLC, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2018, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2018.

During 2017, Farber Hass Hurley, LLP, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2017, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2017.

	Year ended December 31,
	2018	2017
Audit Fees	$15,500	$37,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board preapproved all services provided by Farber Hass Hurley, LLP and Boyle CPA. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of Amendment

3.3**	Amended and Restated By-laws

10.1***	Convertible Note Between the Company and Auctus Fund LLC dated January 6, 2017.

10.2***	Convertible Note Between the Company and JSJ Investments dated April 25, 2017.

10.3***	Convertible Note Between the Company and Crown Bridge Partners LLC dated September 15, 2017

10.4***	Convertible Note Between the Company and LG Capital Funding, LLC dated November 14, 2017.

10.5***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated January 24, 2018.

10.6***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated February 22, 2018.

10.7***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 11, 2018.

10.8***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 27, 2018.

10.9***	Convertible Note Between the Company and Jabro Funding Corp. dated July 23, 2018.

10.10***	Convertible Note Between the Company and Jabro Funding Corp. dated October 1, 2018.

10.11***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 1, 2018.

31.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2***	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on October 30, 2012.

***	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of July 2019.

2050 MOTORS, INC.

By:	/s/ Vikram Grover
Vikram Grover, President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of Amendment

3.3**	Amended and Restated By-laws

10.1***	Convertible Note Between the Company and Auctus Fund LLC dated January 6, 2017.

10.2***	Convertible Note Between the Company and JSJ Investments dated April 25, 2017.

10.3***	Convertible Note Between the Company and Crown Bridge Partners LLC dated September 15, 2017

10.4***	Convertible Note Between the Company and LG Capital Funding, LLC dated November 14, 2017.

10.5***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated January 24, 2018.

10.6***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated February 22, 2018.

10.7***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 11, 2018.

10.8***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 27, 2018.

10.9***	Convertible Note Between the Company and Jabro Funding Corp. dated July 23, 2018.

10.10***	Convertible Note Between the Company and Jabro Funding Corp. dated October 1, 2018.

10.11***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 1, 2018.

31.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2***	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on October 30, 2012.

***	Filed herewith

