Form 10-Q
period 2019-03-31
2050 MOTORS, INC.
filed 2019-07-19
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-13126

2050 MOTORS, INC.

(Exact name of small business issuer as specified in its charter)

CALIFORNIA	5511	83-3889101
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

The number of shares of Common Stock (no par value) of the registrant outstanding was 905,776,444 at July 19, 2019. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 3,000,000 at July 19, 2019. The market value of common shares outstanding as of July 19, 2019 was $543,466.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2019

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

2050 Motors, Inc.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets

Current Assets
Cash	$2,899	$1
Prepaid expenses	2,500	-

Total current assets	5,399	1

Property and equipment, net	-	-

Total assets	$5,399	$1

Liabilities and stockholders’ deficit

Liabilities
Accounts payable	$26,800	$22,049
Tax payable	2,864	2,864
Accrued Expenses	813,299	626,299
Accrued interest on loans payable	37,268	49,740
Loans payable due to non-related parties, net	218,850	250,019
Deposits	21,947	21,947
Derivative liability	1,664,226	876,058

Total current liabilities	$2,785,254	$1,848,976

Stockholders’ deficit
Common stock; no par value Authorized: 3,000,000,000 shares at March 31, 2019, and 300,000,000 shares at December 31, 2018 Issued and outstanding: 722,070,644 at March 31, 2019 and 623,964,144 at December 31, 2018	3,433,570	3,405,360
Preferred stock; no par value Authorized: 10,000,000 shares at March 31, 2019, and 10,000,000 shares at December 31, 2018 Issued and outstanding: 3,000,000 shares at March 31, 2019, and 3,000,000 shares at December 31, 2018	45,000	45,000
Additional paid-in-capital	536,356	536,356
Accumulated deficit	(6,919,781)	(5,960,691)
Common stock issuable	125,000	125,000

Total stockholders’ deficit	(2,779,855)	(1,848,975)

Total liabilities and stockholders’ deficit	$5,399	$1

The accompanying notes are an integral part of these consolidated financial statements

2050 Motors, Inc.

Statements of Operations

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Operating revenue	$-	$-

Operating expenses:
Research and development costs	-	-
General & administrative	34,353	110,326
Total operating expenses	34,353	110,326

Loss from operations	(34,353)	(110,326)

Other income (expenses):
Interest expense	(14,781)	(179,944)
Amortization of discount	(152,370)	(71,095)
Impairment loss	-	(50,000)
Loss on debt conversion	-	(16,734)
Gain (Loss) on debt settlement	-	949
Derivative liability gain/(loss)	(757,586)	(1,064,317)
Total other income (expenses)	(924,737)	(1,381,141)

Loss before income taxes	(959,090)	(1,491,467)

Provision for income taxes	-	-

Net loss	$(959,090)	$(1,491,467)

Net loss per share, basic and diluted	$-	$(0.02)

Weighted average common equivalent shares outstanding, basic and diluted	669,950,137	75,518,883

The accompanying notes are an integral part of these consolidated financial statements

2050 Motors, Inc.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock		Common	Additional		Total
	Number	No	Number	No	stock	paid-in	Accumulated	stockholders’
	of shares	par value	of shares	par value	issuable	capital	deficit	deficit

Balance, December 31, 2018	623,964,144	$3,405,360	3,000,000	$45,000	$125,000	$536,356	$(5,960,691)	$(1,848,975)

Conversion of convertible debt	98,106,500	28,210	-	-	-	-	-	28,210
Net loss	-	-	-	-	-	-	(959,090)	(959,090)

Balance, March 31, 2019	722,070,644	$3,433,570	3,000,000	$45,000	$125,000	$536,356	$(6,919,781)	$(2,779,855)

Balance, December 31, 2017	47,860,512	$2,474,146	-	$-	$140,000	$94,650	$(4,059,248)	$(1,350,452)

Extinquishment of derivative liability	-	-	-	-	-	263,395	-	263,395
Reclassification of warrants to derivative liability	-	-	-	-	-	(42,900)	-	(42,900)
Equity offering costs	-	-	-	-	-	(9,375)	-	(9,375)
Shares issued for reduction of debt	54,954,114	160,728	-	-	-	-	-	160,728
Shares issued for services	-	-	3,000,000	45,000	-	-	-	45,000
Net loss	-	-	-	-	-	-	(1,491,467)	(1,491,467)

Balance, March 31, 2018	102,814,626	$2,634,874	3,000,000	$45,000	$140,000	$305,770	$(5,550,715)	$(2,425,071)

The accompanying notes are an integral part of these consolidated financial statements

2050 Motors, Inc.

Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

Cash flows provided by (used for) operating activities:
Net loss	$(959,090)	$(1,491,467)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	-	6,803
Amortization of debt discount	152,370	71,095
Amortization of deferred finance costs	-	12,542
Impairment loss	-	50,000
Penalty expense on non-related loan payable	-	35,000
Debt settlement loss	-	16,734
Issuance of preferred stock for services	-	45,000
Derivative liability adjustment	757,586	1,064,317
Interest expense from initial derivative liability	15,833	99,570

Changes in assets and liabilities:
Increase (decrease) in assets and liabilities:
Prepaid expenses	(2,500)	-
Accounts payable	4,751	19,961
Income tax payable	-	(800)
Accrued Expenses	5,948	-
Accrued interest on loans payable	-	21,340

Net cash used for operating activities	(25,102)	(49,905)

Cash flows provided (used) for investing activities:
Sale of property and equipment	-	-

Net cash provided by (used for) investing activities	-	-

Cash flows provided by (used for) by financing activities:
Proceeds from related party advances	-	-
Payments made on related party advances	-	-
Proceeds from non-related loans	28,000	73,000
Payments made on non-related loans	-	-
Payments made on revolving line of credit from related party	-	(1,458)

Net cash provided by (used for) financing activities	28,000	71,542

Net (decrease) in cash	2,898	21,637
Cash, beginning of year	1	499

Cash, end of period	$2,899	$22,136

Supplemental disclosure of cash flow information -
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Deferred equity issuance cost from non-cash transaction, net	$-	$-
Amortization of deferred finance cost from non-cash transaction	$-	$9,375
Common stock issued for debt	$12,471	$143,995
Debt discount from convertible loan	$28,000	$124,461
Reclassification of derivative liability	$13,251	$263,395
Warrants/options reclassified from APIC to derivative liability	$-	$42,900

The accompanying notes are an integral part of these consolidated financial statements

2050 MOTORS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

2050 Motors, Inc. (“2050 Motors” or “the Company”) is the successor to an entity incorporated on April 22, 1986 in the state of California. 2050 Motors, Inc., the Company’s sole operating subsidiary by the same name, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. On May 2, 2014, 2050 Motors, Inc. (Nevada) sold its business, operations and assets to the Company, whose sole business at the time was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the acquisition of 2050 Motors, Inc., the Company’s sole business became the business of the Company and the public Company renamed itself “2050 Motors, Inc.”

On October 25, 2012, 2050 Motors entered into an agreement with Jiangsu Aoxin New Energy Automobile Co., Ltd., (“Aoxin”), located in Jiangsu, China, for the distribution in the United States of a new electric automobile, known as the “e-Go”. This Agreement was amended in 2017 to exclude certain markets in Central America and South America. Our principal business objective has historically been to achieve long-term growth through 2050 Motors, Inc.

On or around March 6, 2019, William Fowler resigned as our CEO and Director and Bernd Schaefers resigned as our Director. On or around March 6, 2019, we appointed Vikram Grover as CEO and sole Director (for further information, refer to our Form 8-K filed on March 7, 2019 with the SEC).

Since new management was appointed in March 2019, we have expanded our mission statement to invest in, incubate and accelerate businesses in the communications, energy, electric vehicle, and Internet industries (for further information, see Note 12 - Subsequent Events).

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The Company follows the same accounting policies in preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2019

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$	$-	$-	$1,664,226
Total liabilities measured at fair value	$	$-	$-	$1,664,226

Assets and liabilities measured at fair value are as follows as of December 31, 2018:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$	$-	$-	$876.058
Total liabilities measured at fair value	$	$-	$-	$876,058

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2018	$876,058
Fair value of derivative liabilities issued	43,833
Loss on change in derivative liabilities	757,586
Reclassify to equity upon payoff or conversion	(13,251)
Balance as of March 31, 2019	$1,664,226

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three-month periods ended March 31, 2019 and March 31, 2018, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The implementation of ASU 2016=02 did not have a material effect on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11 Part I, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 Part I changes the classification analysis of certain equity linked financial instruments with down round features. ASU 2017-11 Part I is effective, for public business entities, for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The implementation of ASU 2017-11 did not have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the reported results of operations or cash flow.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of ($6,919,781) as of March 31, 2019. The Company also had negative working capital of ($2,959,855) at that date. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 – VEHICLE DEPOSITS

A vehicle deposit of $24,405, as of March 31, 2018, represented a prototype test model for delivery into the United States when specifications are completed for an advanced crash test known in the Automobile Safety Industry as the “overlap crash test”. Based on recent conversations with Aoxin and former management, we took an impairment charge for the vehicle deposit of $24,405 and wrote this asset down to $0 in the fourth quarter of 2018.

Note 5 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 in connection with an executed exclusive license agreement with Aoxin to import, assemble and manufacture an advanced carbon fiber electric vehicle called the “e-Go”. The cost of this license agreement was recognized as a long-term asset and was evaluated for impairment losses at the end of each reporting period. As of March 31, 2018, impairment losses related to this license of $50,000 were identified by management, and as a result we wrote off the value of the Aoxin license. We have since terminated all discussions with Aoxin regarding importation of electric automobiles and related parts and equipment from China into the United States.

Note 6 – LOANS PAYABLE DUE TO RELATED PARTIES

As of December 31, 2018, all related party loans and associated interest and penalties were converted into common equity. Current management has demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and has placed a stop action order on these shares with the Company’s transfer agent.

Note 7 – CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with several third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of March 31, 2019, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note #1*	Auctus	1/6/17	2/6/18	$69,046	22.0%
Note #2*	JSJ	4/25/17	1/26/18	11,554	18.0%
Note #3*	Crown Bridge	9/15/17	9/15/18	5,422	10.0%
Note #4*	LG	11/14/17	11/14/18	22,754	12.0%
Note #5*	PowerUp 5	1/24/18	10/30/18	6,320	22.0%
Note #6*	PowerUp 6	2/22/18	11/30/18	56,235	22.0%
Note #7*	PowerUp 7	4/11/18	1/30/19	22,500	22.0%
Note #8*	PowerUp 8	4/27/18	2/15/19	32,250	22.0%
Note #9*	Jabro 1	7/23/18	4/30/19	21,000	12.0%
Note #10*	Jabro 2	10/01/18	7/15/19	11,500	12.0%
Note #11*	PowerUp 9	11/01/18	8/30/19	14,700	12.0%
Note #12*	PowerUp 10	3/08/19	01/15/20	28,000	22.0%
Note #13*	Other	3/16/17	4/1/18	10,000	12.0%
Total				$311,281
less discount				(92,431)
Net				$218,850

*Note is currently in default.

Note #1, issued on January 6, 2017, is in default and under the terms of the convertible promissory note, the Company is liable to pay 150% of the then outstanding principal and interest plus additional penalties for certain covenants that are breached. In addition to the note balance of $69,046 as of March 31, 2019, there are penalties totaling $813,299 relating to the default of this note which are included in Accrued expenses. Management believes liquidated damages penalties of $2,000 per day are not enforceable or collectible as the lender has recovered its principal and default interest through conversions of the loans into common stock. The matter is currently being reviewed by counsel.

During the three months ended March 31, 2019, lenders converted $14,958 of debt and interest into 98,106,500 shares of common stock.

The variables used for the Binomial model are as listed below:

	March 31, 2018	March 31, 2019
●	Volatility: 253% - 286%	Volatility: 191% - 301%

●	Risk free rate of return: 1.28%- 1.76%	Risk free rate of return: 1.93% - 1.99%

●	Expected term: 1-11 months	Expected term: 1-10 months

The Company amortized a debt discount of $152,370 and $71,095 respectively, during the three-month periods ended March 31, 2019 and March 31, 2018. Interest expense accrued on third-party convertible notes was $14,781 and $179.944 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

Note 8 – COMMITMENTS AND CONTINGENCIES

Industrial Lease

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease was for three years and cost $2,200 per month. The lease expired on April 30, 2017 and the Company was on a month to month lease thereafter. The lease was terminated as of June 30, 2018.

Rent expense amounted to $0 and $6,600 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively.

Aoxin License Agreement

Pursuant to a 2012 license agreement and 2017 amendment executed between the Company and Aoxin, in order to maintain exclusive rights for the United States (US), the Company was required to purchase and sell certain amount of e-Go model vehicles per year for a certain period of time starting from the completion of the requirements established by the United States Department of Transportation’s protocols for the e-Go. As part of the license agreement, the Company was committed to pay expenses related to any required airbag testing procedures. The Company estimated the cost of these airbags could be as much as $2 million.

Aoxin has been unable to procure a license to design, test and manufacture e-Go vehicles in China. Additionally, our representatives in China have been told by Aoxin that any such agreement and amendment has expired. Given these circumstances, during the three-month period ended March 31, 2018, we wrote down the value of the Aoxin license to $0 and associated vehicle deposits were fully impaired during the fourth quarter of 2018.

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of March 31, 2019.

Note 9 – REVOLVING LINE OF CREDIT- RELATED PARTY

During 2018, the Company had a revolving line of credit agreement with a related party. The line amount was $100,000 and carried interest at 12% per annum, due on December 31, 2018 with a conversion option into restricted common stock of the Company. The note was convertible at 50% of the Average Market Price for the 15 previous trading days before the conversion notice date.

During the three-month period ended March 31, 2019, the Company made cash payments totaling $0 to principal and accrued interest. As of March 31, 2019, the balance outstanding on the loan was $0 as all remaining principal, interest and penalties due on the loan were converted into common shares during the fourth quarter of 2018.

Current management has demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and has placed a stop action order on these shares with the Company’s transfer agent.

Note 10 – EQUITY

During the three months ended March 31, 2019, lenders converted $14,958 of debt and interest into 98,106,500 shares of common stock.

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

On March 8, 2019, the Company borrowed $28,000, netting $25,000 in funding after legal fees and due diligence costs, pursuant to a convertible note agreement bearing an interest rate of 12% per annum and with a maturity date of January 15, 2020.

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

During the year ended December 31, 2016, the Company agreed to issue 3,200,000 shares for services at a price between $0.157 to $0.075, for a total of $256,480. Additionally, the Company agreed to issue 825,000 shares of common stock for marketing services at a per share price of $0.1497 for a total consideration of $125,000. As of March 31, 2019, these shares are yet to be issued and have been recorded as common stock issuable.

Note 11 – WARRANTS AND OPTIONS

As of March 31, 2019, the Company has no warrants or stock options issued or outstanding. Subsequent to the end of the quarter, four executives were added to a newly created Advisory Board and were issued a total of forty million warrants (see Note 12 – Subsequent Events for further information). Further, our CEO, Vikram Grover, will be issued 100 million warrants with a strike price of $0.001 upon bring the Company current with its SEC reporting requirements, with an additional 100 million warrants with a strike price of $0.001 due upon our common stock closing at or above $0.01 for ten consecutive trading sessions.

Note 12 – SUBSEQUENT EVENTS

On March 10, 2019, Aldo Baiocchi joined the Company’s Advisory Board to guide the Company’s growth of electric vehicle (EV) ventures. As compensation, effective April 1, 2019, Aldo Baiocchi was issued 10 million incentive common stock purchase warrants with a strike price of $0.01 and three-year expiration.

On March 10, 2019, Ted Flomenhaft joined the Company’s Advisory Board to guide the Company’s growth of technology and communications ventures. As compensation, effective April 1, 2019, Ted Flomenhaft was issued 10 million incentive common stock purchase warrants with a strike price of $0.01 and three-year expiration.

On March 19, 2019, we engaged EDGE FiberNet, Inc. for consulting, support and back office services to assist us in development of our planned businesses in communications, electric vehicles, lighting, including power over Ethernet and LED, and other mediums. As part of the Agreement, we received an option on 4,000 square feet of office/retail space at EDGE FiberNet’s headquarters in Industry City, Brooklyn, New York. As compensation, on April 1, 2019, we issued EDGE FiberNet 10 million common stock purchase warrants with a strike price of $.005 and a three-year expiration.

On April 10, 2019, a lender converted $13,273 principal of a loan into 66,363,000 common shares.

On April 12, 2019, Michael Shevack joined the Company’s Advisory Board to guide the formation of an Environmental, Social and Governance (“ESG”) Division. As compensation, on April 12, 2019, Shevack was issued 10 million incentive common stock purchase warrants with a strike price of $0.01 and three-year expiration.

On or around March 6, 2019, as part of its management transition plan, the Company agreed to transfer to prior Management eighty (80) percent ownership of its Nevada subsidiary, 2050 Motors (“2050 Private” or “TFPC”) in exchange for a corporate note from TFPC in the amount of fifty thousand dollars at 8% interest per annum to be paid out of net profits. 2050 Motors (2050 Public) agreed to appoint William Fowler as President of 2050 Private to raise operating capital for expenses to negotiate terms and conditions to maintain Exclusive License with Aoxin Motors. Subsequent to the change of control and based on due diligence on TFPM and the status of the Aoxin Motors relationship, on or around April 2, 2019, we terminated the transaction as we deemed that it was not in the best interests of shareholders. We continue to demand information regarding TFPC from former management but have received unresponsive and unsatisfactory responses to our inquiries.

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

On April 18, 2019, we agreed to purchase a 50% interest in CLEC Networks, Inc., a Delaware corporation, from EDGE FiberNet Inc., a Delaware corporation. As consideration, we agreed to issue EDGE FiberNet 100,000 newly-created Series B Preferred Shares convertible into 100 million common shares of our Company. Additionally, we made a funding commitment of $150,000 over seven months to CLEC Networks, to be renamed 2050Tel Corp. or similar such corporate name. The transaction was originally expected to close by April 30, 2019, but the closing deadline was extended to June 28, 2019 from May 17, 2019 on May 26, 2019, after being extended to May 17, 2019 on April 30, 2019 to allow both parties to complete corporate actions, including requisite state approvals of share issuances and other.

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

On May 2, 2019, we engaged Markup Designs Pvt. Ltd. (“MDPL”; https://www.markupdesigns.com), a global Web and mobile application development company, to design and build a social network to be named “KANAB CLUB” (www.kanab.club) targeting the global cannabis market. On May 13, 2019, we completed an initial payment to MDPL, mandating them to deploy a home page with launch information and sign-up capabilities for customers with an expected go-live date of May 24, 2019, and to complete a working Web platform within 60 days after the home page launch. After coding industry-standard social media functionality, we intend to add an online marketplace, 420 dating services, discussion forums, rewards programs/points including potential utility crypto coins, differentiated advertising and navigation capabilities (www.linkstorm.net), and Android/iOS mobile applications to the platform.

On May 5, 2019, 2050 Motors, Inc. executed a Securities Purchase Agreement with our CEO, Vikram Grover, for an investment in the Company of $483,000 in the form of 210,000,000 free-trading common shares of Peer to Peer Network aka Mobicard Inc. The transaction closed on May 15, 2019. As consideration, the Company issued the investor 400,000 newly created 1% Cumulative Series B Preferred Shares, each of which bears a RESTRICTED CONTROL STOCK legend, is convertible into 1,000 common shares, and has 1,000 votes on corporate matters. The investment is intended to strengthen the Company’s balance sheet, provide liquidity and facilitate capital raising.

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

On May 17, 2019, a third-party lender converted $4,668 principal and $2,414 interest of a debenture into 39,342,800 common shares.

On May 20, 2019, we appointed Charlie Szoradi to our Advisory Board to guide us in the DC-PoE/LED marketplace and related markets. Charlie Szoradi is the founder of Independence LED Lighting, one of the first authentic U.S. manufacturers of high-efficiency LED fixtures and a lighting solutions provider with comprehensive support services for property owners, managers, and sales partners. As compensation, as with all of 2050 Motors’ previously announced Advisory Board members, Charlie Szoradi was issued ten (10) million common stock purchase warrants with a strike price of $0.01 and a three-year expiration.

On May 24, 2019, a third-party lender converted $11,700 principal of a debenture into 78,000,000 common shares.

On May 26, 2019, we extended the closing deadline from May 17, 2019 to June 28, 2019 for our definitive agreement to acquire 50% of CLEC Networks, Inc (“CLEC”), a Delaware Corporation currently 100%-owned by EDGE FiberNet, Inc., a Delaware Corporation. This represents the second such extension to the original Agreement that was executed on April 18, 2019. We are currently discussing further extensions to this Agreement pending our return to current filing status with the SEC. After the planned closing, CLEC Networks intends to change its name to 2050Tel and deploy a facilities-based competitive telecommunications carrier in the Northeast providing Origination Carrier Services, including DIDs, ports and hosting to providers of VoIP (Voice over Internet Protocol) and UCaaS (Unified Communications as a Service). 2050Tel will also introduce services directly to consumers and businesses. The 2050tel planned offering, which has been successfully deployed and proven by management in another entity, will target a market currently dominated by Level 3 (CenturyLink) and Bandwidth.com. The purchase agreement has since expired but both parties are currently negotiating a revised transaction, though there can be no assurances.

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

The Company completed the acquisition of all of the issued and outstanding capital stock of 2050 Motors, Inc. on May 2, 2014. The acquisition was completed pursuant to the terms of a Plan and Agreement of Reorganization (the “Agreement”) entered into on February 5, 2014, by and between the Company, 2050 Motors and Certain Shareholders of 2050 Motors. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of 2050 Motors in exchange for 24,994,670 post-split shares of the Company’s common stock (aggregating approximately 82% of its issued and outstanding common stock at closing).

Historically, 2050 Motors’ principal activity was the importation and the marketing and selling of electric automobiles based on its good faith belief that 2050 Motors, Inc. had an exclusive and valid license, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the US Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle design and electric light truck, manufactured by Jiangsu Aoxin New Energy Automobile Co., LTD (“Aoxin Automobile”) located in the Peoples Republic of China (“PRC”).

With respect to the time period covered in this report, 2050 Motors intended in the past to import vehicles completely fabricated and assembled in China from Aoxin Automobile. 2050 Motors intended to market the e-Go in designated markets and is not expected to need any raw materials, components or equipment, except spare parts which will be supplied by Aoxin Automobile. However, the e-Go and all of its parts and equipment must be DOT approved.

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

Since new management was appointed in March 2019, we have expanded our mission statement to invest in, incubate and accelerate businesses in the communications, energy, electric vehicle, and Internet industries.

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

Results of Operation for the Three Months Ended March 31, 2019 and March 31, 2018

During the three months ended March 31, 2019 and March 31, 2018, the Company had no operating revenues. During the three months ended March 31, 2019, the Company incurred operating expenses of ($34,353), consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the three months ended March 31, 2019, these operating losses combined with non-operating income (expenses) of ($924,737) resulted in net loss of ($959,090). For the three months ended March 31, 2018, the Company had operating losses of ($110,326) and non-operating income (expenses) of ($1,381,141) leading to a net loss of ($1,491,467). As of March 31, 2019, the Company had an accumulated deficit of ($6,919,781) compared to an accumulated deficit of ($5,960,691) as of December 31, 2018. The worsening of stockholders’ equity for the three months ending March 31, 2019 was due to the net loss of ($959,090).

Equity and Capital Resources

We have incurred losses since the inception of our business and as of March 31, 2019 we had an accumulated deficit of ($6,919,781). As of March 31, 2019, the Company had cash balance of $2,899 and a negative working capital of ($2,959,855).

To date, we have funded our operations through short-term debt and equity financing. During the three months ended March 31, 2019, the Company received $28,000 of borrowed funds from non-related parties. In addition, during this period the Company issued 98,106,500 shares of common stock for $14,958 reduction of debt and interest.

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

Delinquent Loans

As of March 31, 2019, the Company is delinquent in its payments on loans owing to several third-party lenders totaling $311,281 in principal, accrued interest and penalties. The Company is in discussions with these lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

On June 25, 2018, the Company received a legal notice demanding approximately $404,000, from a note holder for defaulting on the loan. During the three-month period ended March 31, 2019, this loan accrued penalties of $180,000 while the Company was not current with its SEC reporting requirements. We believe these penalties, terms “liquidated damages”, may not apply since we estimate that the lender has recovered their principal and interest through multiple conversions of the loan and interest into common shares over the course of the past 18 months.

Off-balance Sheet Arrangements

Since our inception through March 31, 2019, we have not engaged in any off-balance sheet arrangements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 21, 2018, the Company received, from one of its lenders, a notice of default based upon the Company’s failure to timely file its Form 10-Q for the quarter ended March 31, 2018. Under the default provisions of the Note, the immediate payment of the entire principal of the Note together with accrued interest and accrued default interest is due and payable. The Company is negotiating with the lender to withdraw the demand notice for immediately payment based at least in part upon the filing of this Report and to become current in the Company’s reporting obligations by filing all other delinquent filings. However, there is no assurance that the lender will withdraw the demand. Failure of the lender to withdraw such notice may cause severe and material damage to the Company’s ability to continue in business.

As of March 31, 2019, the Company continued to negotiate with a note holder who sent the Company a legal notice dated June 25, 2018, demanding approximately $404,000 for defaulting on the loan. 2050 Motors continues to incur daily penalties on the note, which totaled $180,000 during the three-month period ended March 31, 2019 and were $813,299 as of June 30, 2019, since the Company has not been current with its SEC reporting requirements. The Company expects to bring itself into compliance with the terms of the note in the near future and anticipates a favorable outcome int his matter, though there can be no assurances.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On various dates between January 1, 2018 and March 31, 2019, the Company issued 98,106,500 shares of common stock to complete the conversion of $2,487 of principal of convertible notes payable and $12,471 of accrued interest on said notes.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend or required legal opinions supporting the issuance of free trading shares.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2019, the Company was delinquent in its payments on loans due to third-party lenders in the aggregate amount of $311,281 including principal and accrued interest. Though none of these loans are secured by any assets of the Company, they do rank as senior to other claims and, in some cases, have certain rights preventing asset sales or other corporate actions

The Company is in discussions with its lenders to extend the maturity dates or to convert all or part of the notes into the Company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

10.1*	Convertible Debenture Loan Agreement with PowerUp Lending March 8, 2019

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2050 MOTORS, INC.

Date: July 19, 2019	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: July 19, 2019	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

10.1*	Convertible Debenture Loan Agreement with PowerUp Lending March 8, 2019

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

