Form 10-Q
period 2019-06-30
2050 MOTORS, INC.
filed 2019-08-15
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

The number of shares of Common Stock (no par value) of the registrant outstanding was 1,483,910,989 at August 15, 2019. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 3,000,000 at August 15, 2019. The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 1,000 shares of common stock) of the registrant outstanding was 400,000 at August 15, 2019. The number of shares of Series C Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 1,000,000 at August 15, 2019. The market value of common shares outstanding as of August 15, 2019 was $430,334.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2019

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

2050 Motors, Inc.

Condensed Balance Sheets

(Unaudited)

	As of	As of
	June 30, 2019	December 31, 2018
Assets

Current assets
Cash	50	1

Other assets:
Investments	243,220

Total assets	$243,270	$1

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$26,800	$22,049
Tax payable	-	2,864
Accrued expenses	623,671	626,299
Accured interest on loans payable	34,039	49,740
Loans payable due to non-related parties, net	229,767	250,019
Deposits	21,947	21,947
Derivative liability	345,155	876,058
Total current liabilities	1,281,379	1,848,976

Total liabilities	1,281,379	1,848,976

Stockholders’ deficit
Common stock; no par value authorized: 3,000,000,000 shares at June 30, 2019 and December 31, 2018, respectively: issued and outstanding 806,611,944 at June 30, 2019 and 623,964,144 at December 31, 2018, respectively	3,518,111	3,405,360
Preferred stock Class A; $0.0001 par value authorized: 3,000,000 shares at June 30, 2019 and December 31, 2018, respectively: issued and outstanding 3,000,000 at June 30, 2019 and December 31, 2018,respectively: discretionary 1% dividend	45,000	45,000
Preferred stock Class B; $0.0001 par value authorized: 6,000,000 shares at June 30, 2019 and December 31, 2018, respectively: issued and outstanding 400,000 and 0 at June 30, 2019 and December 31, 2018,respectively: discretionary 1% dividend	231,000	-
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares at June 30, 2019 and December 31, 2018, respectively: and issued and outstanding 1,000,000 and 0 at June 30, 2019 and December 31, 2018,respectively: discretionary 1% dividend	100	-
Additional paid-in-capital	509,755	536,356
Accumulated deficit	(5,467,075)	(5,960,691)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(1,038,109)	(1,848,975)

Total liabilities and stockholders’ deficit	$243,270	$1

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condense Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Operating revenue	$-	$-	$-	$-

Operating expenses:	37,243	59,272	71,597	169,598
General and administrative

Net loss from operations	(37,243)	(59,272)	(71,597)	(169,598)

Interest expense	(30,889)	(416,526)	(183,259)	(667,565)
Impairment loss	-	-	-	(50,000)
Derivative liability gain(loss)	1,294,540	1,062,611	522,173	(1,706)
Debt conversion gain(loss)	-	(163,246)	-	(179,980)
Debt settlement gain(loss)	226,299	-	226,299	948
Other income, net	-	1,000	-	1,000
	-		-
Income(loss) before income taxes	1,452,707	424,567	493,616	(1,066,901)

Provision for income taxes		-		-

Net income(loss)	$1,452,707	$424,567	$493,616	$(1,066,901)

Net income(loss) per share, basic and diluted	$0.0019	$0.0027	$0.0007	$(0.010)

Weighted average common equivalent share outstanding, basic and diluted	752,517,257	156,656,836	711,281,189	115,578,342

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number of Shares	No par value	Number of Shares	No par value	Number of Shares	No par value	Number of Shares	No par value	Common Stock Issuable	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2018	623,964,144	$3,405,360	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	$(5,960,691)	$(1,848,975)

Conversion of convertible debt	98,106,500	28,210	-	-	-	-	-	-	-	-	-	28,210
Net loss											(959,091)	(959,091)

Balance, March 31, 2019	722,070,644	3,433,570	3,000,000	45,000	-	-	-	-	125,000	536,356	(6,919,782)	(2,779,856)

Conversion of convertible debt	84,541,300	84,541	-	-	-	-	-	-	-	(26,601)	-	57,940
Preferred CL B Stock issued for investment	-	-	-	-	400,000	-	-	-	-	-	-	-
Preferred CL C Stock issued for investment	-	-	-	-	-	-	1,000,000	100	-	-	-	100
Net loss	-	-	-	-	-	-	-	-	-	-	1,452,707	1,452,707

Balance, June 30, 2019	806,611,944	$3,518,111	3,000,000	$45,000	400,000	$-	1,000,000	$100	$125,000	$509,755	$(5,467,075)	$(1,269,109)

Balance, December 31, 2017	47,860,512	$2,474,146	-	$-	-	$-	-	$-	$140,000	$94,650	$(4,059,248)	$(1,350,452)

Extinquishment of derivative liability	-	-	-	-	-	-	-	-	-	263,395	-	263,395
Reclassification of warrants to derivative liability	-	-	-	-	-	-	-	-	-	(42,900)	-	(42,900)
Equity offering costs	-	-	-	-	-	-	-	-	-	(9,375)	-	(9,375)
Shares issued for reduction of debt	54,954,114	160,728	-	-	-	-	-	-	-	-	-	160,728
Shares issued for services	-	-	3,000,000	45,000	-	-	-	-	-	-	-	45,000
Net loss	-	-	-	-	-	-	-	-	-	-	(1,491,467)	(1,491,467)

Balance, March 31, 2018	102,814,626	2,634,874	3,000,000	45,000	-	-	-	-	140,000	305,770	(5,550,715)	(2,425,071)

Conversion of convertible debt	38,222,700	204,599	-	-	-	-	-	-	-	-	-	204,599
Conversion of related party loc	24,000,000	81,600	-	-	-	-	-	-	-	-	-	81,600
Conversion of related party loans	12,640,000	31,600	-	-	-	-	-	-	-	-	-	31,600
Extinquishment of derivative liability	-	-	-	-	-	-	-	-	-	239,961	-	239,961
Amortization of issuance costs	-	-	-	-	-	-	-	-	-	(9,375)	-	(9,375)
Common stock issued for subscription	6,000,000	15,000	-	-	-	-	-	-	-	-	-	15,000
Shares issued for services	5,000,000	12,500	-	-	-	-	-	-	(15,000)	-	-	(2,500)
Net loss	-	-	-	-	-	-	-	-	-	-	424,566	424,566

Balance, June 30, 2019	188,677,326	$2,980,173	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	$(5,126,149)	$(1,439,620)

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2019
Cash flows provided by (used for) operating activities:
Net loss	$493,616	$(1,066,901)
Adjustments to resoncile net loss to net cash provided by(used for) operating activities:
Depreciation	-	13,516
Amortization of debt discount	-	142,167
Amortization of deferred finance costs	-	9,950
Capitalization of unpaid officer salaries	-	-
Impairment loss	-	50,000
Penalty interest expense on non-related loan payables	-	276,299
Debt settlement (income)loss	(226,299)	179,980
Issuance of common stock for services	(100)	12,500
Issuance of common stock for interest on cash advance	-	-
Issuance of preferred stock for services	-	45,000
Derivative liability adjustment	(260,267)	1,706
Interest expense from initial derivative liability	-	160,386
Increase (decrease) in assets and liabilities:
Accounts payable	4,751	6,293
Income tax payable	-	(800)
Accrued expenses	(2,628)	-
Tax payable	(2,864)	-
Accrued interest on loans payable	(15,701)	60,981

Net cash used for operating activities	(9,492)	(108,923)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Proceeds from non-related loans	-	114,500
Proceeds from sale of common stock	28,210	-
Payments made on revolving line of credit from related party	(18,669)	(6,067)

Net cash provided by(used for) financing activities	9,541	108,433

Net (decrease increase in cash	49	(490)
Cash, beginning of period	1	499

Cash, end of period	$50	$9

Supplemental disclosure of cash flow information
Amortization of deferred finance cost from non-cash transaction	$-	$18,750
Common stock issued for debt	$28,819	$478,527
Debt discount from convertible loan	$40,500	$89,389
Reclassification of derivative liability	$39,852	$500,987
Interest paid	$-	$33,484

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

On May 2, 2019, we engaged Markup Designs Pvt. Ltd. (“MDPL”; https://www.markupdesigns.com), a global Web and mobile application development company, to design and build a social network to be named “KANAB CLUB” (www.kanab.club) targeting the global cannabis market. On May 13, 2019, we completed an initial payment to MDPL, mandating them to deploy a home page with launch information and sign-up capabilities for customers and to complete a working Web platform during summer and fall 2019. After coding industry-standard social media functionality, we intend to add an online marketplace, 420 dating services, discussion forums, rewards programs/points including potential utility crypto coins, differentiated advertising and navigation capabilities, and Android/iOS mobile applications to the platform.

Since new management was appointed in March 2019, we have expanded our mission statement to invest in, incubate and accelerate businesses in the communications, energy, electric vehicle, and Internet industries (for further information, see Note 12 - Subsequent Events, and our previously filed Form 8-K, 10-Q and 10-K filings with the Securities and Exchange Commission).

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

Assets and liabilities measured at fair value are as follows as of June 30, 2019

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$345,155	$-	$-	345,155
Total liabilities measured at fair value	$345,155	$-	$-	345,155

Assets and liabilities measured at fair value are as follows as of June 30, 2018:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$852,769	$-	$-	$852,769
Total liabilities measured at fair value	$852,769	$-	$-	$852,769

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2018	$876,058
Fair value of derivative liabilities issued	63,380
Loss on change in derivative liabilities	(536,954)
Reclassify to equity upon payoff or conversion	(57,329)
Balance as of June 30, 2019	$345,155

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three-month periods ended June 30, 2019 and June 30, 2018, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of ($5,467,075) as of June 30, 2019. The Company also had negative working capital of ($1,281,329) at that date. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 - INVESTMENTS

During the quarter ended June 30, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Mobicard Inc. The shares are currently valued at the market price of $0.0011 per share for a total investment of $231,000.

During the quarter ended June 30, 2019, the Company received 1,000,000 shares of Kanab Corp for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0001 per share.

Note 5 – VEHICLE DEPOSITS

Based on recent conversations with Aoxin and former management, we took an impairment charge for the vehicle deposit of $24,405 and wrote this asset down to $0 in the fourth quarter of 2018. Further, during the three-month period ended June 30, 2019, we terminated all discussions and agreements with Aoxin Motors and exited the market for importation of electric vehicles from China.

Note 6 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 in connection with an executed exclusive license agreement with Aoxin to import, assemble and manufacture an advanced carbon fiber electric vehicle called the “e-Go”. The cost of this license agreement was recognized as a long-term asset and was evaluated for impairment losses at the end of each reporting period. As of March 31, 2018, impairment losses related to this license of $50,000 were identified by management, and as a result we wrote off the value of the Aoxin license. During the three months ended June 30, 2019, we terminated all discussions with Aoxin regarding importation of electric automobiles and related parts and equipment from China into the United States.

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

As of December 31, 2018, all related party loans and associated interest and penalties were converted into common equity. Current management has demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and has placed a stop action order on these shares with the Company’s transfer agent. At June 30, 2019 there were no outstanding loans to related parties.

Note 8 – CONVERTIBLE NOTE PAYABLES

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

	Lender	Origination	Maturity	Amount	Interest

Note #1*	Auctus	1/6/17	2/6/18	$59,413	22.0%
Note #2*	Crown Bridge	9/15/17	9/15/18	5,422	10.0%
Note #3*	PowerUp 5	1/24/18	10/30/18	6,320	22.0%
Note #4*	PowerUp 6	2/22/18	11/30/18	56,235	22.0%
Note #5*	PowerUp 7	4/11/18	1/30/19	22,500	22.0%
Note #6*	PowerUp 8	4/27/18	2/15/19	32,250	22.0%
Note #7*	Jabro 1	7/23/18	4/30/19	21,000	12.0%
Note #8	Jabro 2	10/01/18	7/15/19	11,500	12.0%
Note #9	PowerUp 9	11/01/18	8/30/19	14,700	12.0%
Note #10	PowerUp 10	3/08/19	01/15/20	28,000	22.0%
Note #11*	Other	3/16/17	4/1/18	10,000	12.0%
Note #12	Tri-Bridge	3/15/19	9/15/19	46,808	12.0%
Total				$313,149
less discount				(83,382)
Net				$229,767

*Note is currently in default.

Note #1, issued on January 6, 2017, is in default and under the terms of the convertible promissory note, the Company is liable to pay 150% of the then outstanding principal and interest plus additional penalties for certain covenants that are breached. In addition to the note balance of $58,413 as of June 30, 2019, there were penalties totaling $813,299 relating to the default of this note which are included in Accrued expenses on our December 31, 2018 balance sheet. Management believes liquidated damages penalties of $2,000 per day are not enforceable or collectible as the lender has recovered its principal and default interest through conversions of the loans into common stock. The matter has been reviewed by counsel and based on legal advice we have removed these liquidated damages from our balance sheet as of June 30, 2019.

During the six months ended June 30, 2019, lenders converted $13,120 of debt and interest into 182,647,500 shares of common stock.

The variables used for the Binomial model are as listed below:

	December 31, 2018	June 30, 2019
●	Volatility: 253% - 286%	Volatility: 191% - 301%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.93% - 1.99%

●	Expected term: 1-3 years	Expected term: 1-10 months

The Company amortized a debt discount of $57,608 and $69,649 respectively, during the three-month periods ended June 30, 2019 and 2018 respectively, and $209,978 and $140,744, respectively during the six-month periods ended June 30, 2019 and 2018, respectively. Interest expense accrued on third-party convertible notes was $30,889 and $21,057 for the three-month periods ended June 30, 2019 and 2018, respectively, and $183,259 and $33,492 for the six months ended June 30, 2019 and 2018, respectively.

Note 9 – COMMITMENTS AND CONTINGENCIES

Industrial Lease

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease was for three years and cost $2,200 per month. The lease expired on April 30, 2017 and the Company was on a month to month lease thereafter. The lease was terminated as of June 30, 2018.

Rent expense amounted to $0 and $6,600 for the three-month periods ended June 30, 2019 and 2018, respectively. Rent expenses amounted to $0 and $13,400 for the six-month periods ended June 30, 2019 and 2018, respectively.

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

Aoxin has been unable to procure a license to design, test and manufacture e-Go vehicles in China. Additionally, our representatives in China have been told by Aoxin that any such agreement and amendment has expired. Given these circumstances, during the three-month period ended March 31, 2018, we wrote down the value of the Aoxin license to $0 and associated vehicle deposits were fully impaired during the fourth quarter of 2018. During the three months ended June 30, 2019, based on failure to perform including a lack of a license to manufacture and export electric vehicles under our Agreement with them, we terminated all discussions and agreements with Aoxin Motors.

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. Management does not believe, based on current knowledge, that there were any such claims outstanding as of June 30, 2019.

Note 10 – REVOLVING LINE OF CREDIT- RELATED PARTY

During 2018, the Company had a revolving line of credit agreement with a related party. The line amount was $100,000 and carried interest at 12% per annum, due on December 31, 2018 with a conversion option into restricted common stock of the Company. The note was convertible at 50% of the Average Market Price for the 15 previous trading days before the conversion notice date.

During the three-month period ended June 30, 2019, the Company made cash payments totaling $0 to principal and accrued interest. As of June 30, 2019, the balance outstanding on the loan was $0 as all remaining principal, interest and penalties due on the loan were converted into common shares during the fourth quarter of 2018.

Current management has demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and has placed a stop action order on these shares with the Company’s transfer agent.

Note 11 – EQUITY

During the six months ended June 30, 2019, lenders converted $13,120 of principal and interest into 182,647,500 shares of common stock.

On March 6, 2019, our Board of Directors approved, and we filed a Certificate of Determination for with the Secretary of State of California, a new class of Series C Preferred Shares with a total of one million such shares authorized. Each share converts into one common share, has 10,000 votes on every corporate matter requiring a shareholder vote, has a par value of $0.0001, and pays an annual dividend at the option of the Company of $0.01. Subsequent to the end of the three months ended March 30, 2019, the Company issued one million Series C Preferred Shares to our CEO, Vikram Grover, as consideration for the change of control of the Company.

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

On April 10, 2019, a third-party lender converted $13,273 principal of a loan into 66,363,000 common shares.

On April 22, 2019, we executed a letter of intent (LOI) to invest in and partner with ERide Club Corp. (ECC), a Company developing an Internet-based cloud platform to enable rentals and related services for the electric vehicle (EV) market, including automobiles, eBikes and mobility products. Upon delivery of a working beta system vetted by businesses, consumers and third-party testing, we will issue ECC 100,000 Series B Preferred shares convertible into 100 million common shares in return for 10% of the equity of ECC, with a right of participation on future financings by ECC through year-end 2020. Additionally, we will become a preferred marketing partner of ECC in the United States and provide ECC with a three-year option to perform a spin-out IPO to our shareholders. ECC expects to launch a first-generation version of the platform during 2019, after which time we will vet the system with our staff and advisors. We expect to close this transaction during August-September 2019.

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

On May 13, 2019, the Company borrowed $12,500 pursuant to a convertible note agreement bearing an interest rate of 12% per annum and with a maturity date of September 15, 2019.

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

During the year ended December 31, 2016, the Company agreed to issue 3,200,000 shares for services. Additionally, the Company agreed to issue 825,000 shares of common stock for marketing services. As of June 30, 2019, these shares are yet to be issued and have been recorded as common stock issuable.

Note 12 – WARRANTS AND OPTIONS

As of June 30, 2019, the Company has forty million warrants with an exercise price of $0.01 and a three-year expiration issued and outstanding to four members of our Advisory Board who were added to that newly created committee during March - April 2019. Additionally, we issued ten million warrants with a strike price of $0.005 and a three-year expiration to EDGE FiberNet, Inc. as compensation for strategic consulting. Further, our CEO, Vikram Grover, was to be issued 100 million warrants with a strike price of $0.001 upon bringing the Company current with its SEC reporting requirements, with an additional 100 million warrants with a strike price of $0.001 due upon our common stock closing at or above $0.01 for ten consecutive trading sessions. On July 22, 2019, the Company was brought current with regard to its SEC reporting requirements, and as a result, the initial 100 million warrants are due to be issued to Vikram Grover.

Note 13 – SUBSEQUENT EVENTS

On July 9, 2019, a third-party lender funded the Company $35,000 in the form of a 12% convertible debenture that matures April 30, 2020. The transaction netted the Company $32,000 after legal fees and due diligence expenses.

Between July 22, 2019 and August 8, 2019, a third-party lender converted $84,415 in principal and interest of multiple loans in default into 405,603,428 common shares.

On July 31, 2019, a third-party lender converted $15,280 in principal and interest into 127,332,917 common shares.

On July 30, 2019, we obtained a legal opinion that our obligations for liquidated damages under a loan agreement, which we have been accruing since we received a notice of default from a third-party lender on June 25, 2018, are no longer valid or enforceable against the Company. According to counsel, these financial obligations should be reduced by the amount of derivative liability accounted for regarding the January 6, 2017 Note, or $876,058, which specifically includes $616,199 of penalties that were accounted for in “total accrued expenses” on our balance sheet as of March 31, 2019. Counsel has opined that such liability has been discharged and that there is no longer any contractual right for the lender to receive or a contractual obligation for us to pay these sums either on demand or on a future fixed and determinable date, and that these liabilities should not be included in the financial statements of 2050. In any litigation to recover said sums, counsel believes 2050 would be able to demonstrate that the debt and associated liquidated damages have been extinguished by the payments and conversions of debt into the common stock of 2050, which have already occurred. Removing these liquidated damages from our balance sheet eliminates a significant liability that would have been convertible into common stock and substantially improves the Company’s balance sheet.

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

2050 Motors was established in October 2012 and has not generated any revenues, nor has it realized a profit from its operations to date, and there is little likelihood that it will generate any revenues or realize any profits in the short term. Any profitability in the future from its business will be dependent upon the successful marketing and sales of the e-Go. 2050 Motors may not be able to successfully carry out its business plan. There can be no assurance that it will ever achieve any revenues or profitability. Accordingly, its prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the automobile industry, and therefore it is a highly speculative venture involving significant financial risk.

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

Results of Operation for the Three Months Ended June 30, 2019 and 2018

During the three months ended June 30, 2019 and 2018, the Company had no operating revenues. During the three months ended June 30, 2019, the Company incurred operating expenses of $37,243, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the three months ended June 30, 2019, these operating losses combined with non-operating income (expenses) of $1,489,950 resulted in net income of $1,452,707. For the three months ended June 30, 2018, the Company had operating losses of ($59,272) and non-operating income (expenses) of $483,839 leading to a net income of $424,567.

Results of Operation for the Six Months Ended June 30, 2019 and 2018

During the six months ended June 30, 2019 and June 30, 2018, the Company had no operating revenues. During the six months ended June 30, 2019, the Company incurred operating expenses of $71,597, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the six months ended June 30, 2019, these operating losses combined with non-operating income (expenses) of $565,213 resulted in net income of $493,616. For the six months ended June 30, 2018, the Company had operating losses of $169,598 and non-operating income (expenses) of ($897,303) leading to a net loss of ($1,066,901). As of June 30, 2019, the Company had an accumulated deficit of $5,479,195 compared to an accumulated deficit of ($5,960,691) as of December 31, 2018. The improving of stockholders’ equity for the six months ending June 30, 2019 was due to the net income of $493,616.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of June 30, 2019 we had an accumulated deficit of $5,467,075). As of June 30, 2019, the Company had cash balance of $50 and a negative working capital of ($1,281,329).

To date, we have funded our operations through short-term debt and equity financing. During the six months ended June 30, 2019, the Company received $40,500 of borrowed funds from non-related parties. In addition, during this period the Company issued 182,647,500 of common stock to lenders for conversions of $28,819 of principal and interest related to third party debt.

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

Delinquent Loans

As of June 30, 2019, the Company is delinquent in its payments on loans owing to several third-party lenders totaling $237,767 in principal, accrued interest and penalties. The Company is in discussions with these lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

On June 25, 2018, the Company received a legal notice demanding approximately $404,000, from a note holder for defaulting on the loan. During the three-month period ended June 30, 2019, this loan accrued penalties of $226,299 while the Company was not current with its SEC reporting requirements. On advice of counsel since the loan has been substantially repaid through over one dozen conversions of debt into equity since 2017, we have removed these liquidated damages related to this loan from our balance sheet as they no longer apply.

Off-balance Sheet Arrangements

Since our inception through June 30, 2019, we have not engaged in any off-balance sheet arrangements.

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

As of March 31, 2019, the Company continued to negotiate with a note holder who sent the Company a legal notice dated June 25, 2018, demanding approximately $404,000 for defaulting on the loan. 2050 Motors continues to incur daily penalties on the note, which totaled $180,000 during the three-month period ended March 31, 2019 and were $813,299 as of June 30, 2019, since the Company has not been current with its SEC reporting requirements. On advice of counsel since the loan has been substantially repaid through over one dozen conversions of debt into equity since 2017, we have removed these liquidated damages related to this loan from our balance sheet as they no longer apply.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On various dates between April 1, 2019 and June 30, 2019, the Company issued 162,541,000 shares of common stock for the conversion of $25,561 of principal and interest of third-party debt. We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend or required legal opinions supporting the issuance of free trading shares.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2019, the Company was delinquent in its payments on loans due to third-party lenders in the aggregate amount of $226,299 including principal and accrued interest. Though none of these loans are secured by any assets of the Company, they do rank as senior to other claims and, in some cases, have certain rights preventing asset sales or other corporate actions

The Company is in discussions with its lenders to extend the maturity dates or to convert all or part of the notes into the Company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

10.1*	Convertible Debenture Loan Agreement with Tri-Bridge Ventures LLC March 15, 2019

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2050 MOTORS, INC.

Date: August 15, 2019	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: August 15, 2019	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

10.1*	Convertible Debenture Loan Agreement with Tri-Bridge Ventures LLC March 15, 2019

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

