Form 10-Q/A
period 2019-06-30
2050 MOTORS, INC.
filed 2019-08-16
CIK 867028

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

Explanatory Note

The Form 10-Q for June 30, 2019 is being amended because it was filed inadvertently before the audit firm had completed its final review. The amendment includes a non-cash loss on investment with further explanatory language. Certain preferred stock that was issued should have been broken down between par value and additional paid-in-capital. Further, the date on the table of contents was inaccurate and changed to June 30, 2019.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2019

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

2050 Motors, Inc.

Condensed Balance Sheets

(Unaudited)

	As of	As of
	June 30, 2019	December 31, 2018
Assets

Current assets
Cash	50	1
Total current assets	50	1

Other assets:
Investments	306,220

Total assets	$306,270	$1

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$26,800	$22,049
Tax payable	-	2,864
Accrued expenses	623,671	626,299
Accured interest on loans payable	34,039	49,740
Loans payable due to non-related parties, net	229,767	250,019
Deposits	21,947	21,947
Derivative liablity	345,155	876,058
Total current liabilities	1,281,379	1,848,976

Total liabilities	1,281,379	1,848,976

Stockholders’ deficit

Common stock; no par value authorized: 3,000,000,000 shares at June 30, 2019 and December 31, 2018, respectively: issued and outstanding 806,611,944 at June 30, 2019 and 623,964,144 at December 31, 2018, respectively	3,518,111	3,405,360
Preferred stock Class A; $0.0001 par value authorized: 3,000,000 shares at June 30, 2019 and December 31, 2018, respectively: issued and outstanding 3,000,000 at June 30, 2019 and December 31, 2018,respectively: discretionary 1% dividend	300	45,000
Preferred stock Class B; $0.0001 par value authorized: 6,000,000 shares at June 30, 2019 and December 31, 2018, respectively: issued and outstanding 400,000 and 0 at June 30, 2019 and December 31, 2018,respectively: discretionary 1% dividend	40	-
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares at June 30, 2019 and December 31, 2018, respectively: and issued and outstanding 1,000,000 and 0 at June 30, 2019 and December 31, 2018,respectively: discretionary 1% dividend	100	-
Additional paid-in-capital	978,415	536,356
Accumulated deficit	(5,597,075)	(5,960,691)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(975,109)	(1,848,975)

Total liabilities and stockholders’ deficit	$306,270	$1

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condense Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Operating revenue	$-	$-	$-	$-

Operating expenses:	37,243	59,272	71,597	169,598
General and administrative

Net loss from operations	(37,243)	(59,272)	(71,597)	(169,598)

Other income (expenses)
Interest expense	(30,889)	(416,526)	(183,259)	(667,565)
Loss on investment	(130,000)	-	(130,000)	-
Impairment loss	-	-	-	(50,000)
Derivative liability gain (loss)	1,294,540	1,062,611	522,173	(1,706)
Debt conversion gain (loss)	-	(163,246)	-	(179,980)
Debt settlement gain (loss)	226,299	-	226,299	948
Other income, net	-	1,000	-	1,000
Total other income (expenses)	1,359,950	483,839	435,213	(897,303)

Income (loss) before income taxes	1,322,707	424,567	363,616	(1,066,901)

Provision for income taxes		-		-

Net income (loss)	$1,322,707	$424,567	$363,616	$(1,066,901)

Net income (loss) per share, basic and diluted	$0.0018	$0.0027	$0.0005	$(0.010)

Weighted average common equivalent
share outstanding, basic and diluted	752,517,257	156,656,836	711,281,189	115,578,342

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Common	Additional		Total
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	Stock Issuable	paid-in capital	Accumulated deficit	stockholders’ deficit
Balance, December 31, 2018	623,964,144	$3,405,360	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	(5,960,691)	$(1,848,975)

Conversion of convertible debt	98,106,500	28,210	-	-	-	-	-	-	-	-	-	28,210
Net loss											(959,091)	(959,091)

Balance, March 31, 2019	722,070,644	3,433,570	3,000,000	45,000	-	-	-	-	125,000	536,356	(6,919,782)	(2,779,856)

Conversion of convertible debt	84,541,300	84,541	-	-	-	-	-	-	-	(26,601)	-	57,940
Preferred Stock no par returned	-	-	(3,000,000)	(45,000)	-	-	-	-	-	-	-	(45,000)
Preferred CL A Stock issued for investment	-	-	3,000,000	300	-	-	-	-	-	44,700	-	45,000
Preferred CL B Stock issued for investment	-	-	-	-	400,000	40	-	-	-	423,960	-	424,000
Preferred CL C Stock issued for investment	-	-	-	-	-	-	1,000,000	100	-	-	-	100

Net income	-	-	-	-	-	-	-	-	-	-	1,322,707	1,322,707

Balance, June 30, 2019	806,611,944	$3,518,111	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$978,415	$(5,597,075)	$(975,109)

Balance, December 31, 2017	47,860,512	$2,474,146	-	$-	-	$-	-	$-	$140,000	$94,650	$(4,059,248)	$(1,350,452)

Extinquishment of derivative liability	-	-	-	-	-	-	-	-	-	263,395	-	263,395
Reclassification of warrants to derivative liability	-	-	-	-	-	-	-	-	-	(42,900)	-	(42,900)
Equity offering costs	-	-	-	-	-	-	-	-	-	(9,375)	-	(9,375)
Shares issued for reduction of debt	54,954,114	160,728	-	-	-	-	-	-	-	-	-	160,728
Shares issued for services	-	-	3,000,000	45,000	-	-	-	-	-	-	-	45,000
Net loss	-	-	-	-	-	-	-	-	-	-	(1,491,467)	(1,491,467)

Balance, March 31, 2018	102,814,626	2,634,874	3,000,000	45,000	-	-	-	-	140,000	305,770	(5,550,715)	(2,425,071)

Conversion of convertible debt	38,222,700	204,599	-	-	-	-	-	-	-	-	-	204,599
Conversion of related party loc	24,000,000	81,600	-	-	-	-	-	-	-	-	-	81,600
Conversion of related party loans	12,640,000	31,600	-	-	-	-	-	-	-	-	-	31,600
Extinquishment of derivative liability	-	-	-	-	-	-	-	-	-	239,961	-	239,961
Amortization of issuance costs	-	-	-	-	-	-	-	-	-	(9,375)	-	(9,375)
Common stock issued for subscription	6,000,000	15,000	-	-	-	-	-	-	-	-	-	15,000
Shares issued for services	5,000,000	12,500	-	-	-	-	-	-	(15,000)	-	-	(2,500)
Net loss	-	-	-	-	-	-	-	-	-	-	424,566	424,566

Balance, June 30, 2018	188,677,326	$2,980,173	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	$(5,126,149)	$(1,439,620)

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2019
Cash flows provided by (used for) operating activities:
Net income (loss)	$363,616	$(1,066,901)
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Depreciation	-	13,516
Amortization of debt discount	173,920	142,167
Amortization of deferred finance costs	-	9,950
Capitalization of unpaid officer salaries	-	-
Impairment loss	-	50,000
Penalty interest expense on non-related loan payables	-	276,299
Debt settlement (income) loss	(226,299)	179,980
Issuance of common stock for services	(100)	12,500
Issuance ocommon stock for interest on cash advance	-	-
Issuance of preferred stock for services	-	45,000
Derivative liability adjustment	(522,173)	1,706
Interest expensse from initial derivative liability	-	160,386
Loss on investment	130,000	-
Increase (decrease) in assets and liabilities:
Accounts payable	4,751	6,293
Income tax payable	-	(800)
Accrued expenses	38,698	-
Tax payable	(2,864)	-
Accrued interest on loans payable	-	60,981
Accrued interest on loans payable
Net cash used for operating activities	(40,451)	(108,923)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Proceeds from non-related loans	40,500	114,500
Proceeds from sale of common stock	-	-
Payments made on revolving line of credit from related party	-	(6,067)

Net cash provided by (used for) financing activities	40,500	108,433

Net (decrease increase in cash	49	(490)
Cash, beginning of period	1	499

Cash, end of period	$50	$9

Supplemental disclosure of cash flow information
Amortization of deferred finance cost from non-cash transaction	$-	$18,750
Common stock issued for debt	$28,819	$478,527
Debt discount from convertible loan	$40,500	$89,389
Reclassification of derivative liabilitiy	$39,852	$500,987
Interest paid	$-	$33,484

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

The Company’s investment in Mobicard Inc., see Note 4, is actively traded on the pink sheets.

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

Assets and liabilities measured at fair value are as follows as of June 30, 2019

	Total	Level 1	Level 2	Level 3
Assets
Investments	$306,220	$306,220	$-	$-
Total assets measures at fair value	$306,220	$306,220	-	$-

Liabilities
Derivative liability	$345,155	$-	$-	345,155
Total liabilities measured at fair value	$345,155	$-	$-	345,155

Assets and liabilities measured at fair value are as follows as of June 30, 2018:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$852,769	$-	$-	$852,769
Total liabilities measured at fair value	$852,769	$-	$-	$852,769

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2018	$876,058
Fair value of derivative liabilities issued	63,380
Loss on change in derivative liabilities	(536,954)
Reclassify to equity upon payoff or conversion	(57,329)
Balance as of June 30, 2019	$345,155

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

Recently Adopted Accounting Policies:

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. For public companies, ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The implementation of ASU 2016-02 did not have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the reported results of operations or cash flow.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of ($5,719,075) as of June 30, 2019. The Company also had negative working capital of ($1,281,329) at that date. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 - INVESTMENTS

During the quarter ended June 30, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Mobicard Inc. The shares were valued at the market price of $0.0023 per share, or $483,000, at the acquisition date. The shares are currently valued at the market price of $0.0011 per share for a total investment of $231,000, resulting in a loss of $252,000

During the quarter ended June 30, 2019, the Company received 1,000,000 shares of Kanab Corp for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0001 per share.

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

	Lender	Origination	Maturity	Amount	Interest

Note #1*	Auctus	1/6/17	2/6/18	$59,413	22.0%
Note #2*	Crown Bridge	9/15/17	9/15/18	5,422	10.0%
Note #3*	PowerUp 5	1/24/18	10/30/18	6,320	22.0%
Note #4*	PowerUp 6	2/22/18	11/30/18	56,235	22.0%
Note #5*	PowerUp 7	4/11/18	1/30/19	22,500	22.0%
Note #6*	PowerUp 8	4/27/18	2/15/19	32,250	22.0%
Note #7*	Jabro 1	7/23/18	4/30/19	21,000	12.0%
Note #8	Jabro 2	10/01/18	7/15/19	11,500	12.0%
Note #9	PowerUp 9	11/01/18	8/30/19	14,700	12.0%
Note #10	PowerUp 10	3/08/19	01/15/20	28,000	22.0%
Note #11*	Other	3/16/17	4/1/18	10,000	12.0%
Note #12	Tri-Bridge	3/15/19	9/15/19	46,808	12.0%
Total				$313,148
less discount				(84,381)
Net				$229,767

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

On April 8, 2019, we amended the terms of our existing Series A Preferred stock by changing the par value from nil to $0.0001 and establishing a $0.01 per share annual dividend to be approved by our Board of Directors each year. Each share remains convertible into one common share and has 50 votes on corporate matters. As part of the management transition plan announced in March 2019, two million Series A Preferred Shares were transferred from former owners to our current CEO, Vikram Grover. A total of three million Series A Preferred Shares are authorized, all of which are currently issued and outstanding. The financial statements were retroactively adjusted to give effect to this change in par value.

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

On May 14, 2019, our Board of Directors approved the dissolution of our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation doing business under the same name as our publicly traded company, 2050 Motors, Inc., a California corporation. Additionally, our Board of Directors approved the termination of any and all discussions and prior agreements with Aoxin Motors regarding the importation of electric vehicles to be made by Aoxin Motors in China into the United States. Our termination was driven by Aoxin Motors’ failure to obtain the necessary license(s) to manufacture e-GO electric vehicles, which have been under development since 2012. Accordingly, on May 14, 2019, we filed paperwork with the Secretary of State of Nevada to dissolve our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation, and that dissolution went effective on or around May 17, 2019.

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

Results of Operation for the Three Months Ended June 30, 2019 and 2018

During the three months ended June 30, 2019 and 2018, the Company had no operating revenues. During the three months ended June 30, 2019, the Company incurred operating expenses of $37,243, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the three months ended June 30, 2019, these operating losses combined with non-operating income (expenses) of $1,359,950 resulted in net income of $1,322,707. For the three months ended June 30, 2018, the Company had operating losses of ($59,272) and non-operating income (expenses) of $483,839 leading to a net income of $424,567.

Results of Operation for the Six Months Ended June 30, 2019 and 2018

During the six months ended June 30, 2019 and June 30, 2018, the Company had no operating revenues. During the six months ended June 30, 2019, the Company incurred operating expenses of $71,597, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the six months ended June 30, 2019, these operating losses combined with non-operating income (expenses) of $435,213 resulted in net income of $363,616. For the six months ended June 30, 2018, the Company had operating losses of $169,598 and non-operating income (expenses) of ($897,303) leading to a net loss of ($1,066,901). As of June 30, 2019, the Company had an accumulated deficit of $5,719,075 compared to an accumulated deficit of ($5,960,691) as of December 31, 2018. The improving of stockholders’ equity for the six months ending June 30, 2019 was due to the net income of $241,616.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of June 30, 2019 we had an accumulated deficit of $5,597,075. As of June 30, 2019, the Company had cash balance of $50 and a negative working capital of ($1,281,329).

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

2050 MOTORS, INC.

Date: August 16, 2019	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: August 16, 2019	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

10.1*	Convertible Debenture Loan Agreement with Tri-Bridge Ventures LLC March 15, 2019

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

