Form 10-Q
period 2019-09-30
2050 MOTORS, INC.
filed 2019-11-19
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of Common Stock (no par value) of the registrant outstanding was 1,803,560,305 at November 19, 2019. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 3,000,000 at November 19, 2019. The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 1,000 shares of common stock) of the registrant outstanding was 525,000 at November 19, 2019. The number of shares of Series C Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 1,000,000 at November 19, 2019. The market value of common shares outstanding as of November 19, 2019 was $360,712.

2050 MOTORS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2019

2

PART I

ITEM 1. FINANCIAL STATEMENTS

2050 MOTORS, INC.

2050 Motors, Inc.

Condensed Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2019	December 31, 2018
Assets

Current assets
Cash	10,083	1
Total current assets	10,083	1

Other assets:
Investments	306,220

Total assets	$316,303	$1

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$26,800	$22,049
Tax payable	-	2,864
Accrued expenses	640,600	626,299
Accured interest on loans payable	31,039	49,740
Loans payable due to non-related parties, net	151,187	250,019
Deposits	21,947	21,947
Derivative liablity	290,380	876,058
Total current liabilities	1,161,953	1,848,976

Total liabilities	1,161,953	1,848,976

Stockholders’ deficit
Common stock; no par value authorized: 3,000,000,000 shares at September 30, 2019 and December 31, 2018, respectively: issued and outstanding 1,704,395,805 at September 30, 2019 and 623,964,144 at December 31, 2018, respectively	3,654,844	3,405,360
Preferred stock Class A; $0.0001 par value authorized: 3,000,000 shares at September 30, 2019 and December 31, 2018, respectively: issued and outstanding 3,000,000 at September 30, 2019 and December 31, 2018,respectively: discretionary 1% dividend	300	45,000
Preferred stock Class B; $0.0001 par value authorized: 6,000,000 shares at September 30, 2019 and December 31, 2018, respectively: issued and outstanding 400,000 and 0 at September 30, 2019 and December 31, 2018,respectively: discretionary 1% dividend	40	-
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares at September 30, 2019 and December 31, 2018, respectively: and issued and outstanding 1,000,000 and 0 at September 30, 2019 and December 31, 2018,respectively: discretionary 1% dividend	100	-
Additional paid-in-capital	978,415	536,356
Accumulated deficit	(5,604,349)	(5,960,691)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(845,650)	(1,848,975)

Total liabilities and stockholders’ deficit	$316,303	$1

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condense Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Operating revenue	$-	$-	$-	$-

Operating expenses:	51,086	23,705	122,683	193,303
General and administrative

Net loss from operations	(51,086)	(23,705)	(122,683)	(193,303)

Other income (expenses)
Interest expense	(26,923)	(343,036)	(210,182)	(1,010,601)
Loss on investment	-	-	-	-
Impairment loss	-	(24,405)	(130,000)	(74,405)
Derivative liability gain (loss)	70,735	(106,385)	590,616	(108,091)
Debt conversion gain (loss)	-	-	-	(179,980)
Debt settlement gain (loss)	-	-	226,299	948
Other income, net	-	-	-	1,000
Total other income (expenses)	43,812	(473,826)	476,733	(1,371,129)

Income (loss) before income taxes	(7,274)	(497,531)	354,050	(1,564,432)

Provision for income taxes		-		-

Net income (loss)	$(7,274)	$(497,531)	$354,050	$(1,564,432)

Net income (loss) per share, basic and diluted	$(0.0000)	$(0.0024)	$0.0004	$(0.010)

Weighted average common equivalent share outstanding, basic and diluted	1,353,224,099	210,277,196	927,613,724	145,315,077

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Common	Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Stock	paid-in	Accumulated	stockholders’
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	Issuable	capital	deficit	deficit
Balance, December 31, 2018	623,964,144	$3,405,360	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	(5,960,691)	$(1,848,975)

Conversion of convertible debt	98,106,500	28,210	-	-	-	-	-	-	-	-	-	28,210
Net loss											(959,091)	(959,091)

Balance, March 31, 2019	722,070,644	3,433,570	3,000,000	45,000	-	-	-	-	125,000	536,356	(6,919,782)	(2,779,856)

Conversion of convertible debt	84,541,300	84,541	-	-	-	-	-	-	-	(26,601)	-	57,940
Preferred Stock no par returned	-	-	(3,000,000)	(45,000)	-	-	-	-	-	-	-	(45,000)
Preferred CL A Stock issued for investment	-	-	3,000,000	300	-	-	-	-	-	44,700	-	45,000
Preferred CL B Stock issued for investment	-	-	-	-	400,000	40	-	-	-	423,960	-	424,000
Preferred CL C Stock issued for investment	-	-	-	-	-	-	1,000,000	100	-	-	-	100

Net income	-	-	-	-	-	-	-	-	-	-	1,322,707	1,322,707

Balance, June 30, 2019	806,611,944	3,518,111	3,000,000	300	400,000	40	1,000,000	100	125,000	978,415	(5,597,075)	(975,109)

Conversion of convertible debt	897,783,861	136,733	-	-	-	-	-	-	-	-	-	136,733

Net loss	-	-	-	-	-	-	-	-	-	-	(7,274)	(7,274)

Balance, September 30, 2019	1,704,395,805	$3,654,844	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$978,415	$(5,604,349)	$(845,650)

Balance, December 31, 2017	47,860,512	$2,474,146	-	$-	-	$-	-	$-	$140,000	$94,650	$(4,059,248)	$(1,350,452)

Extinquishment of derivative liability	-	-	-	-	-	-	-	-	-	263,395	-	263,395
Reclassification of warrants to derivative liability	-	-	-	-	-	-	-	-	-	(42,900)	-	(42,900)
Equity offering costs	-	-	-	-	-	-	-	-	-	(9,375)	-	(9,375)
Shares issued for reduction of debt	54,954,114	160,728	-	-	-	-	-	-	-	-	-	160,728
Shares issued for services	-	-	3,000,000	45,000	-	-	-	-	-	-	-	45,000
Net loss	-	-	-	-	-	-	-	-	-	-	(1,491,467)	(1,491,467)

Balance, March 31, 2018	102,814,626	2,634,874	3,000,000	45,000	-	-	-	-	140,000	305,770	(5,550,715)	(2,425,071)

Conversion of convertible debt	38,222,700	204,599	-	-	-	-	-	-	-	-	-	204,599
Conversion of related party loc	24,000,000	81,600	-	-	-	-	-	-	-	-	-	81,600
Conversion of related party loans	12,640,000	31,600	-	-	-	-	-	-	-	-	-	31,600
Extinquishment of derivative liability	-	-	-	-	-	-	-	-	-	239,961	-	239,961
Amortization of issuance costs	-	-	-	-	-	-	-	-	-	(9,375)	-	(9,375)
Common stock issued for subscription	6,000,000	15,000	-	-	-	-	-	-	-	-	-	15,000
Shares issued for services	5,000,000	12,500	-	-	-	-	-	-	(15,000)	-	-	(2,500)
Net loss	-	-	-	-	-	-	-	-	-	-	424,566	424,566

Balance, June 30, 2018	188,677,326	2,980,173	3,000,000	45,000	-	-	-	-	125,000	536,356	(5,126,149)	(1,439,620)

Conversion of convertible debt	36,490,407	90,656	-	-	-	-	-	-	-	-	-	90,656
Net loss	-	-	-	-	-	-	-	-	-	-	(497,531)	(497,531)

Balance, September 30, 2018	225,167,733	$3,070,829	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	$(5,623,680)	$(1,846,495)

The accompanying notes are an integral part of these financial statements

2050 Motors, Inc.

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash flows provided by (used for) operating activities:
Net income (loss)	$354,050	$(1,564,432)
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Depreciation	-	20,274
Amortization of debt discount	244,085	199,713
Amortization of deferred finance costs	-	12,930
Impairment loss	130,000	74,405
Penalty interest expense on non-related loan payables	-	514,549
Debt settlement (income) loss	(226,299)	179,980
Issuance of common stock for services	(100)	12,500
Issuance of preferred stock for services	-	45,000
Derivative liability adjustment	(583,032)	108,091
Interest expensse from initial derivative liability	-	160,386
Loss on investment	-	-
Increase (decrease) in assets and liabilities:
Accounts payable	4,751	4,243
Income tax payable	-	(800)
Accrued expenses	14,301	-
Tax payable	(2,864)	-
Deposits		(21,920)
Accrued interest on loans payable	-	66,081

Net cash used for operating activities	(65,108)	(189,000)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Proceeds from non-related loans	75,190	197,500
Proceeds from sale of common stock	-	-
Payments made on revolving line of credit from related party	-	(8,867)

Net cash provied by (used for) financing activities	75,190	188,633

Net (decrease increase in cash	10,082	(367)
Cash, beginning of period	1	499

Cash, end of period	$10,083	$132

Supplemental disclosure of cash flow information
Amortization of deferred finance cost from non-cash transaction	$-	$21,730
Common stock issued for debt	$28,819	$478,527
Debt discount from convertible loan	$40,500	$88,389
Reclassification of derivative liabilitiy	$39,852	$500,987
Interest paid	$-	$33,848

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

Assets and liabilities measured at fair value are as follows as of September 30, 2019

	Total	Level 1	Level 2	Level 3
Assets
Investments	$243,220	$243,220	$-	$-
Total assets measures at fair value	$243,220	$243,220	-	$-

Liabilities
Derivative liability	$290,380	$-	$-	290,380
Total liabilities measured at fair value	$290,380	$-	$-	290,380

Assets and liabilities measured at fair value are as follows as of September 30, 2018:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$958,930	$-	$-	$958,930
Total liabilities measured at fair value	$958,930	$-	$-	$958,930

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2018	$876,058
Fair value of derivative liabilities issued	134,115
Loss on change in derivative liabilities	(662,464)
Reclassify to equity upon payoff or conversion	(57,329)
Balance as of September 30, 2019	$290,380

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the three-month periods ended September 30, 2019 and September 30, 2018, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $5,604,349 as of September 30, 2019. The Company also had negative working capital of $1,151,870 at that date. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 - INVESTMENTS

During the three months ended June 30, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Mobicard Inc. The shares were valued at the market price of $0.0023 per share, or $483,000,at the acquisition date. The shares are currently valued at the market price of $0.0015 per share at September 30, 2019 for a total investment of $306,220, resulting in a loss of $176,780.

During the three months ended June 30, 2019, the Company received 1,000,000 shares of Kanab Corp. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0001 per share.

Note 5 – VEHICLE DEPOSITS

Based on recent conversations with Aoxin and former management, we took an impairment charge for the vehicle deposit of $24,405.00 and wrote this asset down to $0 in the fourth quarter of 2018. Further, during the three-month period ended June 30, 2019, we terminated all discussions and agreements with Aoxin Motors and exited the market for importation of electric vehicles from China.

Note 6 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000.00 in connection with an executed exclusive license agreement with Aoxin to import, assemble and manufacture an advanced carbon fiber electric vehicle called the “e-Go”. The cost of this license agreement was recognized as a long-term asset and was evaluated for impairment losses at the end of each reporting period. As of March 31, 2018, impairment losses related to this license of $50,000 were identified by management, and as a result we wrote off the value of the Aoxin license. During the three months ended June 30, 2019, we terminated all discussions with Aoxin regarding importation of electric automobiles and related parts and equipment from China into the United States.

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

As of December 31, 2018, all related party loans and associated interest and penalties were converted into common equity. Current management has demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and has placed a stop action order on these shares with the Company’s transfer agent. At September 30, 2019 there were no outstanding loans to related parties.

Note 8 – CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with several third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of September 30, 2019, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note #1*	Auctus	1/6/17	2/6/18	$59,413	22.0%
Note #2*	Crown Bridge	9/15/17	9/15/18	5,422	10.0%
Note #4*	PowerUp 8	4/27/18	2/15/19	32,250	22.0%
Note #5*	Jabro 1	7/23/18	4/30/19	21,000	12.0%
Note #6*	Jabro 2	10/01/18	7/15/19	11,500	12.0%
Note #7*	PowerUp 9	11/01/18	8/30/19	14,700	22.0%
Note #8*	PowerUp 10	3/08/19	01/15/20	28,000	22.0%
Note #9*	Other	3/16/17	4/1/18	10,000	12.0%
Note #10*	Tri-Bridge	3/15/19	9/15/19	46,808	12.0%
Note #11	PowerUp 11	7/9/19	4/30/20	35,000	12.0%
Note #12	GS Capital	9/6/19	9/6/20	35,000	12.0%
Total				$306,828
less discount				(155,641)
Net				$151,187

*Note is currently in default.

Note #1, issued on January 6, 2017, is in default and under the terms of the convertible promissory note, the Company is liable to pay 150% of the then outstanding principal and interest plus additional penalties for certain covenants that are breached. In addition to the note balance of $58,413 as of September 30, 2019, there are potential additional penalties and damages sought by the lender, which has filed a civil lawsuit against the Company.

During the nine months ended September 30, 2019, third-party lenders converted $136,733.64 of principal and interest into 897,783,861 shares of common stock.

The variables used for the Binomial model are as listed below:

	December 31, 2018	September 30, 2019
●	Volatility: 253% - 286%	Volatility: 191% - 301%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.93% - 1.99%

●	Expected term: 1-3 years	Expected term: 1-10 months

The Company amortized a debt discount of $13,476 and $58,037 respectively, during the three-month periods ended September 30, 2019 and 2018 respectively, and $165,846 and $170,980, respectively during the nine-month periods ended September 30, 2019 and 2018, respectively. Interest expense accrued on third-party convertible notes was $13,476 and $284,999 for the three-month periods ended September 30, 2019 and 2018, respectively, and $814,411 and $839,621 for the nine months ended September 30, 2019 and 2018, respectively.

Note 9 – COMMITMENTS AND CONTINGENCIES

Industrial Lease

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease was for three years and cost $2,200 per month. The lease expired on April 30, 2017 and the Company was on a month to month lease thereafter. The lease was terminated as of June 30, 2018.

Rent expense amounted to $0 and $0 for the three-month periods ended September 30, 2019 and 2018, respectively. Rent expenses amounted to $0 and $13,400 for the six-month periods ended September 30, 2019 and 2018, respectively.

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

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. A third-party lender, Auctus Fund, LLC, served the Company notice of a civil lawsuit on November 1, 2019 seeking principal, interest and penalties of $283,000.00 related to a loan provided to the Company on or around January 6, 2017. Management is in discussions with Auctus Fund’s counsel and working to resolve the matter amicably, though there can be no assurances.

Note 10 – REVOLVING LINE OF CREDIT- RELATED PARTY

During 2018, the Company had a revolving line of credit agreement with a related party. The line amount was $100,000.00 and carried interest at 12% per annum, due on December 31, 2018 with a conversion option into restricted common stock of the Company. The note was convertible at 50% of the Average Market Price for the 15 previous trading days before the conversion notice date.

During the three-month period ended September 30, 2019, the Company made cash payments totaling $0 to principal and accrued interest. As of June 30, 2019, the balance outstanding on the loan was $0 as all remaining principal, interest and penalties due on the loan were converted into common shares during the fourth quarter of 2018.

Current management has demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and has placed a stop action order on these shares with the Company’s transfer agent.

Note 11 – EQUITY

During the nine months ended September 30, 2019, third-party lenders converted $249,524 of principal and interest into 1,080,431,661 shares of common stock.

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

On March 8, 2019, a third-party loaned the Company $28,000.00 in a 12% debenture that matures on January 15, 2020. The transaction netted the Company $25,000.00 after legal fees and due diligence expenses.

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

On April 22, 2019, we executed a letter of intent (LOI) to invest in and partner with ERide Club Corp. (ECC), a Company developing an Internet-based cloud platform to enable rentals and related services for the electric vehicle (EV) market, including automobiles, eBikes and mobility products. Upon delivery of a working beta system vetted by businesses, consumers and third-party testing, we will issue ECC 100,000 Series B Preferred shares convertible into 100 million common shares in return for 10% of the equity of ECC, with a right of participation on future financings by ECC through year-end 2020. Additionally, we will become a preferred marketing partner of ECC in the United States and provide ECC with a three-year option to perform a spin-out IPO to our shareholders. ECC expects to launch a first-generation version of the platform during 2019, after which time we will vet the system with our staff and advisors. The transaction is currently on hold pending our efforts to remain current in our filings and raise capital to fund our own operations.

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

On May 13, 2019, the Company borrowed $12,500.00 pursuant to a convertible note agreement bearing an interest rate of 12% per annum and with a maturity date of September 15, 2019.

On May 14, 2019, our Board of Directors approved the dissolution of our wholly-owned subsidiary, 2050 Motors, Inc., a Nevada corporation doing business under the same name as our publicly traded company, 2050 Motors, Inc., a California corporation. Additionally, our Board of Directors approved the termination of any and all discussions and prior agreements with Aoxin Motors regarding the importation of electric vehicles to be made by Aoxin Motors in China into the United States. Our termination was driven by Aoxin Motors’ failure to obtain the necessary license(s) to manufacture e-GO electric vehicles, which have been under development since 2012. Accordingly, on May 14, 2019, we filed paperwork with the Secretary of State of Nevada to dissolve our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation, and that dissolution went effective on or around May 17, 2019.

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

On July 9, 2019, a third-party lender funded the Company $35,000.00 in the form of a 12% convertible debenture that matures April 30, 2020. The transaction netted the Company $32,000.00 after legal fees and due diligence expenses.

On September 6, 2019, a third-party lender funded the Company $35,000.00 in the form of a 12% convertible debenture that matures September 6, 2020. The transaction netted the Company $30,500.00 after legal fees and due diligence expenses.

During the year ended December 31, 2016, the Company agreed to issue 3,200,000 shares for services. Additionally, the Company agreed to issue 825,000 shares of common stock for marketing services. As of September 30, 2019, these shares are yet to be issued and have been recorded as common stock issuable.

Note 12 – WARRANTS AND OPTIONS

As of September 30, 2019, the Company has thirty million warrants with an exercise price of $0.01 and a three-year expiration issued and outstanding to three members of our Advisory Board who were added to that newly created committee during March - April 2019. Additionally, we issued ten million warrants with a strike price of $0.005 and a three-year expiration to EDGE FiberNet, Inc. as compensation for strategic consulting. Further, our CEO, Vikram Grover, was to be issued 100 million warrants with a strike price of $0.001 upon bringing the Company current with its SEC reporting requirements, with an additional 100 million warrants with a strike price of $0.001 due upon our common stock closing at or above $0.01 for ten consecutive trading sessions. On July 22, 2019, the Company was brought current with regard to its SEC reporting requirements, and as a result, the initial 100 million warrants are due to be issued to Vikram Grover. Vikram Grover, our CEO, has forfeited any right to receive the 100 million warrants to be issued for bringing the company current in its filings.

Note 13 – SUBSEQUENT EVENTS

On November 1, 2019, a third-party lender served us with a civil complaint seeking $283,000.00 in principal, interest and penalties for a loan provided to the Company on or around January 6, 2017 in the amount of $78,750.00. We are currently in discussions with the lender’s counsel to resolve this matter, though there can be no assurances we will be able to negotiate a favorable outcome.

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

Plan of Operations

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

Since new management was appointed in March 2019, we expanded our mission statement to invest in, incubate and accelerate businesses in the communications, energy, electric vehicle, and Internet industries.

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

Results of Operation for the Three Months Ended September 30, 2019 and 2018

During the three months ended September 30, 2019 and 2018, the Company had no operating revenues. During the three months ended September 30, 2019, the Company incurred operating expenses of $51,086, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the three months ended September 30, 2019, these operating losses combined with non-operating income (expenses) of $43,812 resulted in net losses of $7,274. For the three months ended September 30, 2018, the Company had operating losses of $23,705 and non-operating income (expenses) of ($473,826) leading to net losses of $497,531.

Results of Operation for the Nine Months Ended September 30, 2019 and 2018

During the nine months ended September 30, 2019 and September 30, 2018, the Company had no operating revenues. During the nine months ended September 30, 2019, the Company incurred operating expenses of $122,683, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the nine months ended September 30, 2019, these operating losses combined with non-operating income (expenses) of $476,733 resulted in net income (loss) of $354,050. For the nine months ended September 30, 2018, the Company had operating losses of $193,303 and non-operating income (expenses) of ($1,371,129) leading to a net loss of $1,564,432. As of September 30, 2019, the Company had an accumulated deficit of $5,604,349 compared to an accumulated deficit of $5,960,691as of December 31, 2018. The improving of stockholders’ equity for the nine months ending September 30, 2019 was due to the net income (loss) of $354,050.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of September 30, 2019 we had an accumulated deficit of $5,604,349. As of September 30, 2019, the Company had cash balance of $10,083 and a negative working capital of $1,151,870.

To date, we have funded our operations through short-term debt and equity financing. During the nine months ended September 30, 2019, the Company received $75,190 of borrowed funds from non-related parties. In addition, during this period the Company issued 897,783,861 of common stock to lenders for conversions of $136,734 of principal and interest related to third-party debt.

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

Delinquent Loans

As of September 30, 2019, the Company is delinquent in its payments on loans owing to several third-party lenders totaling $229,093 in principal, accrued interest and penalties. The Company is in discussions with these lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

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

On November 1, 2019, the same note holder served us notice of a civil lawsuit seeking $283,000.00 in principal, interest and penalties for a loan made to the Company on or around January 6, 2017 in the amount of $78,750.00. Management is in discussions with the lender to resolve the matter, though there can be no assurances.

Off-balance Sheet Arrangements

Since our inception through September 30, 2019, we have not engaged in any off-balance sheet arrangements.

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

On November 1, 2019, this third-party lender served the Company notice of a civil lawsuit seeking $283,000.00 in principal, interest and penalties for a loan provided to the Company on or around January 6, 2017 in the amount of $78,750.00. Management has contacted the lender’s counsel and is negotiating a settlement of this matter, though there can be no assurances of a favorable outcome.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2019, third-party lenders converted $249,524 of principal and interest into 1,080,431,661 shares of common stock.

We relied upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, for the issuances of the securities listed above. No commissions were paid regarding the share issuance and the share certificates were issued with a Rule 144 restrictive legend or required legal opinions supporting the issuance of free trading shares.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2019, the Company was delinquent in its payments on loans due to third-party lenders in the aggregate amount of $229,093 including principal and accrued interest. Though none of these loans are secured by any assets of the Company, they do rank as senior to other claims and, in some cases, have certain rights preventing asset sales or other corporate actions

The Company is in discussions with its lenders to extend the maturity dates or to convert all or part of the notes into the Company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

10.1*	Convertible Loan Agreement PowerUp Lending – July 9, 2019
10.2*	Convertible Loan Agreement GS Capital - September 6, 2019

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

2050 MOTORS, INC.

Date: November 19, 2019	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: November 19, 2019	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

10.1*	Convertible Debenture Agreement PowerUp Lending – July 9, 2019
10.2*	Convertible Debenture Loan Agreement with GS Capital – September 6, 2019
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

