Form 10-K
period 2019-12-31
FOMO CORP.
filed 2020-12-07
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 001-13126

FOMO CORP.

(Exact name of small business issuer as specified in its charter)

California	83-3889101
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1 E Erie St, Ste 525 Unit #2250, Chicago, IL 60611

(Address of principal executive offices) (Zip Code)

(630) 286-9560

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

The Aggregate market value of the Company’s common shares issued and outstanding as of December 4, 2020, was $7,032,815. The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was $427,210.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of December 4, 2020, there were 4,668,543,121 shares of Common Stock, no par value, outstanding.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the information set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments, or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

History and Development of the Company

Prior to 2019, FOMO CORP., previously known as “2050 Motors, Inc.”, had an agreement, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the U.S. Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle (“EV”) design and electric light truck to be manufactured by Jiangsu Aoxin New Energy Automobile Co., Ltd. (“Aoxin Automobile”) located in the People’s Republic of China (“PRC”). Aoxin Automobile was a wholly owned subsidiary of Dongfeng Motor Corporation (“Dongfeng Motor”), which is one of the largest automobile manufacturers in China, producing over 3.76 million cars and trucks in 2012. Aoxin Automobile was funded by Dongfeng Motor to develop and manufacture a lightweight, efficient, carbon fiber electric car (“e-Go”). Dongfeng Motor, over a five-year period, invested a substantial amount of money to develop, with the support of Italian engineers, a new carbon fiber technology to produce auto parts at a significantly reduced cost. They also developed a lightweight aluminum racing frame for the vehicle.

In 2014, Yancheng Municipal State-Owned Asset Investment Group, Co. Ltd. (“YMSIG”), an investment and property development company founded by the Yancheng Municipal Government, purchased Aoxin Automobile from Dongfeng Motor, Co. Ltd. YMSIG made significant investments in Aoxin, which funded on a fast track schedule the completion of the e-Go automobile manufacturing facility that culminated in a grand opening ceremony on January 20, 2015.

The e-Go was designed to be a five-passenger sedan that weighed only 1,450 pounds with its battery pack included. It was built to be the first vehicle of its advanced type to be sold in the price range of less than $35,000. It was envisioned to have a unique lightweight carbon fiber body built on an aluminum frame. It was expected to be the only production line EV with a carbon fiber body manufactured by a new process that uses robotics to produce parts, which would significantly reduce the production time and cost of carbon fiber components. The carbon fiber composite material is five times stronger than steel and one third the weight.

In accordance with the agreement signed with Aoxin Automobile, which was previously exclusive, in order to maintain rights for the United States, 2050 Motors was required to purchase and sell a certain number of e-Go vehicles per year for a certain period of time starting from the completion of the requirements established by the United States Department of Transportation’s (“US DOT”) protocols for the e-Go.

Two demonstration vehicles were received from Aoxin in the fourth quarter of 2015. One of the demonstration vehicles was showcased to the American public at the William Carr Gallery in Las Vegas, Nevada. This vehicle remained for public viewing at the gallery until April 30, 2016. The Company intended to eventually crash test eight vehicles at a certified testing facility to meet federal government requirements. However, before this was to be done, design of the airbags also needed to be completed by Aoxin Automobile. In addition, Aoxin Automobile stated that the e-Go would be equipped with US DOT approved parts and equipment including windshields, tires, braking systems, and related. 2050 Motors did not know if all the equipment on the e-Go would be US DOT compliant, and whether the Company would or would not have to re-equip the parts, if any, either in China or the United States.

In October 2017, a delegation from 2050 Motors went to visit Aoxin Automobile to lay out the plans for assembly of the e-Go in the United States. The Company decided to assemble the vehicles in the United States because of a delay by Aoxin in obtaining their license to export fully assembled electric vehicles to the United States according to contract arrangements. While 2050 Motors was planning this relatively complex assembly plant, the United States and China entered a tariff battle which would require products from China to be taxed at a 25% rate. This development put 2050 Motors’ plans on hold as it tried to evaluate how the new policies would impact the end-price for the vehicles in the United States.

FOMO CORP. is a development stage company with no operating history and may never be able to carry out its business plan or achieve any revenues or profitability. Its predecessor entity 2050 Motors was established in October 2012 and never generated any revenues, nor was the Company able to realize any profit from its operations and there is little likelihood that we will generate any profits in the long term. Any profitability in the future from the business will be dependent upon the successful marketing and sales of products and services developed and/or purchases subsequent to the Company’s dissolution of its EV subsidiary in Nevada in 2019. Accordingly, FOMO CORP.’s prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the automobile industry, and therefore it is a highly speculative venture involving significant financial risk.

Prior to 2019, we were completely dependent on Aoxin Automobile to supply us with the e-Go and other trucks and automobiles and parts and components thereto. The inability of Aoxin Automobile to continue to deliver, or their refusal to deliver such vehicles and parts at prices and volumes acceptable to us, had a material adverse effect on our business, prospects, and operating results. Changes in business conditions, global financial instability, trade wars, governmental changes, and other factors beyond our control also affected Aoxin Automobile’s ability to deliver vehicles and/or parts on a timely basis and caused material adverse consequences to 2050 Motors. As a result, management exited the EV business on or around May 17, 2019 and dissolved the Company’s Nevada subsidiary operating also under the 2050 Motors name.

During 2019, the Company announced an expanded plan to incubate businesses in the eBike, communications, power and lighting, and Internet markets. Because of difficult market conditions and limited access to capital, none of our strategic investments and acquisitions announced during 2019 were consummated. However, in 2019, FOMO CORP. organically built a social site targeting the cannabis market @ www.kanab.club which is operational today and under further development. See SUBSEQUENT EVENTS for information on developments announced after December 31, 2019, including our closing of the acquisition of the member interests of Purge Virus, LLX @ www.purgevirus.com on October 19, 2020.

5

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

None

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Holders

There are approximately 207 holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

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

Shares Available for Future Sale

Approximately 8% of all outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral, or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

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

Repurchases of Equity Securities

None

Our common stock is approved for quotation on the OTC Markets’ pink sheet marketplace under the symbol “ETFM”. We have applied for a ticker change with FINRA to “FOMO”, though there can be no assurances our request is completed. The pink sheet marketplace is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The pink sheet securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On December 4, 2020, the closing price of our common stock reported on the pink sheet marketplace was $0.0015 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Pink Sheets market.

	High Bid	Low Bid

Fiscal Year Ending December 31, 2018

Quarter Ended March 31, 2018	$0.021	$0.003
Quarter Ended June 30, 2018	$0.011	$0.002
Quarter Ended September 30, 2018	$0.004	$0.001
Quarter Ended December 31, 2018	$0.002	$0.001

Fiscal Year Ending December 31, 2019

Quarter Ended March 31, 2019	$0.0070	$0.0004
Quarter Ended June 30, 2019	$0.0023	$0.0004
Quarter Ended September 30, 2019	$0.0010	$0.0001
Quarter Ended December 31, 2019	$0.0002	$0.0001

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

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value, and information regarding the limited market in penny stocks; and

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Recent Sales of Unregistered Securities

On February 20, 2018, the Company issued three (3) million shares of Series A Preferred stock to Michael Hu, the prior President and Director of the Company, for services rendered. The preferred stock is convertible into common stock on a one for one share basis. In addition, each share of preferred stock has 50 votes per share as amended in 2019.

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

Between January 1, 2018 and December 31, 2018, the Company issued to third-party lenders a total of 373,328,673 shares of common stock pursuant to conversions of $292,445 debt owed by the Company to such lenders. In accordance with the “tacking” provisions under the rules and regulations of the 1933 Act, the shares were held over one year and the request for conversions were accompanied by opinions of counsel and therefore all the shares were issued without restrictions on sales or transfers.

Between January 1, 2018 and December 31, 2018, the Company issued to related party lenders a total of 138,117,816 shares of common stock pursuant to conversions of $18,562 debt owed by the Company to such lenders. The Company has been unable to confirm the providence of these shares and the related party loans and has placed a stop action order at its transfer agent blocking sale or transfer of these shares pending proof of the legitimacy of these loans and their Board approved, Sarbanes-Oxley compliant conversions into common stock. Current management is evaluating its legal options for recovery of these shares from these previously related parties.

Between January 1, 2019 and December 31, 2019, the Company issued to third-party lenders a total of 1,242,231,661 shares of common stock pursuant to conversions of $255,334 debt. In accordance with the “tacking” provisions under the rules and regulations of the 1933 Act, the request for conversions were accompanied by opinions of counsel and therefore all the shares were issued without restrictions on sales or transfers.

Between January 1, 2019 and December 31, 2019, the Company did not issue any shares of common stock to related party lenders.

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

Plan of Operation

Prior to the completion of the acquisition of 2050 Motors on May 2, 2014, FOMO CORP. previously known as 2050 Motors, Inc. was a public company with nominal assets whose sole business was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the transaction with 2050 Motors that year, the Company’s business became the business of 2050 Motors, which was at the time the Company’s sole operating subsidiary.

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

2050 Motors’ principal activity was the importation and the marketing and selling of electric automobiles. 2050 Motors had an agreement, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the United States Territories and Peru, the e-Go lightweight carbon fiber all-electric vehicle, manufactured by Jiangsu Aoxin New Energy Automobile Co., LTD (“Aoxin Automobile”) located in the Peoples Republic of China (“PRC”). Aoxin Automobile is a wholly owned subsidiary of Dongfeng Motors Corporation (“Dongfeng Motor”) which is one of the automobile manufacturers in China, producing over 3.76 million cars and trucks annually. Aoxin Automobile was funded by Dongfeng Motors to develop and manufacture a lightweight, efficient, carbon fiber e-Go electric car.

2050 Motors intended to import vehicles completely fabricated and assembled in China from Aoxin Automobile. 2050 Motors intended to market the e-Go vehicles in designated markets and was not expected to need any raw materials, components, or equipment, except spare parts which will be supplied by Aoxin Automobile. However, the e-Go and all of its parts and equipment needed to be US DOT approved. After the demonstration vehicles were delivered to the United States, some of the existing parts of the e-Go did not meet US DOT specifications. Aoxin Automobile made every effort to build the e-Go according to American standards.

2050 Motors intended to initially sell the e-Go to a network of customers primarily in the Las Vegas, Nevada area which at the time had a population of 1.9 million within a 100-mile radius. 2050 Motors planned to establish a service and parts center, which would be separate from the showroom.

FOMO CORP. is a development stage company with no operating history and may never be able to carry out its business plan or achieve any revenues or profitability. The Company was established in October 2012 and has not generated any revenues. FOMO has not realized a profit from its operations to date, and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from its business will be dependent upon the successful marketing and sales of products and services from new ventures established after the dissolution of the Company’s EV subsidiary in Nevada operating under the same name. FOMO may not be able to successfully carry out its business plan. There can be no assurance that it will ever achieve any revenues or profitability. Accordingly, its prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the Internet and disinfection industries, which are highly competitive and therefore the Company is a highly speculative venture involving significant financial risk.

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

Results of Operation for the years ended December 31, 2019 and 2018

During the years ended December 31, 2019 and December 31, 2018, the Company had no operating revenues. During the year ended December 31, 2019, the Company incurred operating expenses of $212,708 consisting primarily of consulting fees, travel expenses and general and administrative costs. During the year ended December 31, 2018, the Company incurred operating expenses of $291,641. These operating expenses combined with a lack of operating revenues resulted in net losses of ($65,235) and ($1,901,443) for the periods ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, the Company had a stockholders’ deficit of ($1,241,863) compared to a stockholders’ deficit of ($1,848,975) as of December 31, 2018. The increased stockholders’ deficit was due to the net losses in 2019 primarily due to the issuance of common stock for reduction of debt, finance fees, and non-cash charges for changes in derivative valuations associated with the embedded conversion features of convertible debentures.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of December 31, 2019, we had an accumulated deficit of ($6,025,926). As of December 31, 2019, we had cash of $63 and negative working capital of ($1,430,863).

To date, we have funded our operations through short-term debt and equity financing. During the year ended December 31, 2019 the Company received $113,690 of borrowed funds, comprised of $0 from related parties and $113,690 from non-related parties. In addition, during the year ended December 31, 2018, the Company issued the following shares of common stock: no shares for cash proceeds, 1,242,231,661 shares for reduction and settlement of third-party debt and no shares for services.

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

Delinquent Loans

The Company is delinquent in its payments on loans owing to six different lenders in the aggregate amount of $251,148 excluding potential penalties. The Company is in discussions with such lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

Off-balance Sheet Arrangements

Since our inception through December 31, 2019, we have not engaged in any off-balance sheet arrangements.

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

2050 MOTORS, INC.

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of FOMO CORP. (formerly 2050 Motors, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FOMO CORP. (formerly 2050 Motors, Inc.) (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the financial statements, the Company’s cumulative net losses, recurring operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

December 7, 2020

FOMO Corp

(Formerly 2050 Motors, Inc.)

Balance Sheets

	As of	As of
	December 31, 2019	December 31, 2018
Assets

Current assets
Cash	$63	$1
Total current assets	63	1

Other assets:
Investments	189,000	-

Total assets	$189,063	$1

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$5,500	$22,049
Tax payable	-	2,864
Accrued expenses	62,510	626,299
Accrued interest on loans payable	-	49,740
Loans payable due to non-related parties, net	187,798	250,019
Loan settlement	260,000	-
Deposits	21,947	21,947
Derivative liability	893,171	876,058
Total current liabilities	1,430,926	1,848,976

Total liabilities	1,430,926	1,848,976

Stockholders’ deficit
Common stock; no par value authorized: 3,000,000,000 shares at September 30, 2019 and December 31, 2018, respectively: issued and outstanding 1,777,195,805 and 623,964,114 at December 31, 2019 and 2018, respectively	3,800,405	3,405,360
Preferred stock Class A; $0.0001 par value authorized: 3,000,000 shares at December 31, 2019 and 2018, respectively: issued and outstanding 3,000,000 at December 31, 2019 and 2018, respectively: discretionary $0.0034 per share dividend	300	45,000
Preferred stock Class B; $0.0001 par value authorized: 6,000,000 shares at December 31, 2019 and 2018, respectively: issued and outstanding 400,000 and 0 at December 31, 2019 and 2018, respectively: discretionary 1% dividend	40	-
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares at December 31, 2019 and 2018, respectively: and issued and outstanding 1,000,000 and 0 at December 31, 2019 and 2018, respectively: discretionary 1% dividend	100	-
Additional paid-in-capital	858,218	536,356
Accumulated deficit	(6,025,926)	(5,960,691)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(1,241,863)	(1,848,975)

Total liabilities and stockholders’ deficit	$189,063	$1

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc.)

Statement of Operations

	For the Year Ended December 31,
	2019	2018

Operating revenue	$-	$-

Operating expenses:
Impairment loss	-	74,405
General and administrative	212,708	217,236
Total operating expenses	212,708	291,641

Loss from operations	(212,708)	(291,641)

Other income (expenses)
Interest expense	(18,032)	(1,160,030)
Amortization of discount	(100,299)	(158,635)
Loss on investment	(247,220)
Gain on sale of equipment	-	1,000
Debt conversion gain (loss)	-	(149,980)
Debt settlement gain (loss)	582,600	(31,458)
Derivative liability gain (loss)	(69,576)	(110,699)
Total other income (expenses)	147,473	(1,609,802)

Loss before income taxes	(65,235)	(1,901,443)

Provision for income taxes		-

Net loss	$(65,235)	$(1,901,443)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average common equivalent share outstanding, basic and diluted	1,127,890,040	283,348,503

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc.)

Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Common	Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Stock	paid-in	Accumulated	stockholders’
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	Issuable	capital	deficit	deficit
Balance, December 31, 2017	47,860,512	$2,474,146	-	$-	-	$-	-	$-	$140,000	$94,650	(4,059,248)	$(1,350,452)

Conversions of convertibler debt	391,238,673	685,938								503,356		1,189,294
Conversion of related party loc	77,347,701	127,239										127,239
Conversion of related party loans	97,410,115	95,537										95,537
Common stock issued for subscriptions	6,000,000	15,000							(15,000)			-
Shares issued for services	5,000,000	12,500	3,000,000	45,000								57,500
Deferred issuance costs										(18,750)		(18,750)
Warrant reclassification										(42,900)		(42,900)
Cancellation of debt conversions	(892,857)	(5,000)										(5,000)
												-
Net loss											(1,901,443)	(1,901,443)

Balance, December 31, 2018	623,964,144	3,405,360	3,000,000	45,000	-	-	-	-	125,000	536,356	(5,960,691)	(1,848,975)

Conversion of convertible debt	1,153,231,661	395,045	-	-	-	-	-	-	-	(163,601)	-	231,444
Preferred Stock no par returned	-	-	(3,000,000)	(45,000)	-	-	-	-	-	-	-	(45,000)
Preferred CL A Stock issued for investment	-	-	3,000,000	300	-	-	-	-	-	44,700	-	45,000
Preferred CL B Stock issued for investment	-	-	-	-	400,000	40	-	-	-	423,960	-	424,000
Preferred CL C Stock issued for investment	-	-	-	-	-	-	1,000,000	100	-	-	-	100
Warrants issued for services	-	-	-	-	-	-	-	-	-	16,803		16,803
Net loss	-	-	-	-	-	-	-	-	-	-	(65,235)	(65,235)

Balance, December 31, 2019	1,777,195,805	$3,800,405	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$858,218	$(6,025,926)	$(1,241,863)

The accompanying notes are an integral part of these financial statements

Fomo Corp

(Formerly 2050 Motors, Inc.)

Statement of Cash Flows

	For the year ended December 31,
	2019	2018
Cash flows provided by (used for) operating activities:
Net loss	$(65,235)	$(1,901,443)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	-	31,676
Amortization of debt discount	244,085	139,885
Amortization of deferred finance costs	-	18,750
Issuance of common stock and warrants for services	16,703	57,500
Impairment loss	247,220	74,405
Loss on debt conversions	-	149,980
Loss (gain) on debt settlement	(582,600)	31,458
Derivative liability adjustment	637,931	349,282
Increase (decrease) in assets and liabilities:
Deposits	-	2,200
Accounts payable	(580,338)	(20,768)
Income tax payable	(2,864)	(800)
Accrued expenses	21,210	901,870
Advances	-	21,947
Accrued interest on loans payable	(49,740)	23,227

Net cash used for operating activities	(113,628)	(120,831)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Payments made on related party advances	-	(32,500)
Proceeds from non-related loans	113,690	161,700
Payments made on non-related loans	-	(8,867)

Net cash provied by (used for) financing activities	113,690	120,333

Net (decrease) increase in cash	62	(498)
Cash, beginning of period	1	499

Cash, end of period	$63	$1

Supplemental disclosure of cash flow information
Common stock issued for debt	$249,484	$1,412,070
Debt discount from convertible loan	$-	$18,750
Amortization of deferred finance cost from non-cash transactions	$-	$158,635

The accompanying notes are an integral part of these financial statements

FOMO CORP.

(formerly 2050 MOTORS, INC.)

NOTES TO FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

FOMO CORP. previously known as “2050 Motors, Inc.” (“the Company”) is the successor to an entity incorporated on April 22, 1986 in the state of California. 2050 Motors, Inc., the Company’s sole operating subsidiary, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. On May 2, 2014, that entity sold its business, operations and assets to the Company, whose sole business at the time was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the acquisition of 2050 Motors, Inc., the Company’s sole business became the business of the Company, and the public Company renamed itself “2050 Motors, Inc.” Today, our principal business objective is to achieve long-term growth through investments in minority and majority-owned businesses (see subsequent events).

On October 25, 2012, 2050 Motors, Inc. entered into an agreement with Jiangsu Aoxin New Energy Automobile Co., Ltd., (“Aoxin”), located in Jiangsu, China, for the distribution in the United States of a new electric automobile, known as the “e-Go”. This Agreement was amended in 2017 to exclude certain markets in Central America and South America. In 2019, management dissolved the Company’s Nevada subsidiary as the Aoxin agreement and related EV strategies had failed. Meanwhile, the Company incubated an Internet business targeting the Cannabis market @ www.kanab.club and pursued various ventures in the Internet, communications, and ESG markets. See SUBSEQUENT EVENTS for further information on corporate developments post-2019.

Corporate Actions and Related

On March 6, 2019, William Fowler resigned as our President, Chief Executive Officer, Chief Financial Officer and Director. His resignation was not due to any matter relating to our operations, policies, or practices. On March 6, 2019, pursuant to a Special Board of Directors Meeting, our Board of Directors accepted his resignation.

On March 6, 2019, Bernd Schaefers resigned as our Secretary and Director. His resignation was not due to any matter relating to our operations, policies, or practices. On March 6, 2019, pursuant to a Special Board of Directors Meeting, our Board of Directors accepted his resignation.

On March 6, 2019, Vikram Grover was appointed our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. Mr. Grover’s compensation consists of $12,500 per month, of which $5,000 is payable in cash while the Company is delinquent in its SEC filings and the balance to be accrued and payable in cash or stock on December 31 of each calendar year. Upon bringing the Company current with its SEC filings, Mr. Grover will be compensated $12,500 per month, of which $7,500 is payable in cash and $5,000 will be accrued and payable in cash or stock on December 31 of each calendar year. Additionally, upon bringing the Company current with its SEC filings, Mr. Grover was to be issued 100 million common stock purchase warrants with a $0.001 exercise price and a three-year expiration. If the Company’s common stock closed over $0.01 for 10 consecutive trading sessions, Mr. Grover was to be issued an additional 100 million common stock purchase warrants with a $0.001 strike price and a three-year expiration. Subsequently, Mr. Grover waived his rights to these options.

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

Cash

Cash consists of deposits in one large national bank. On December 31, 2019 and December 31, 2018, respectively, the Company had $63 and $1 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash accounts payable, accrued liabilities, short-term debt, and derivative liability, the carrying amounts approximate their fair values due to their short maturities. We adopted ASC Topic 820, “Fair Value Measurements and Disclosures,”, which requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of valuation hierarchy are defined as follows:

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

Assets and liabilities measured at fair value are as follows as of December 31, 2019:

	Total	Level 1	Level 2	Level 3
Assets
Investment	$189,000	189,000	-	-
Total assets measured at fair value	$189,000	189,000	-	-

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$893,171	-	-	893,171
Total liabilities measured at fair value	$893,171	-	-	893,171

Assets and liabilities measured at fair value are as follows as of December 31, 2018:

	Total	Level 1	Level 2	Level 3
Liabilities
Derivative liability	$876,058	-	-	876,058
Total liabilities measured at fair value	$876,058	-	-	876,258

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2017	$1,030,132
Fair value of derivative liabilities issued	400,078
Loss on conversions	(710,076)
Gain on change in derivative liabilities	155,924
Balance as of December 31, 2018	$876,058

Balance as of December 31, 2018	$876,058
Fair value of derivative liabilities issued	134,115
Loss on change in derivative liabilities	69,576
Reclassify to equity upon payoff or conversion	(186,578)
Balance as of December 31, 2019	$893,171

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the years ended December 31, 2019 and December 31, 2018, the Company incurred losses. Therefore, the effect of any common stock equivalents is anti-dilutive during those periods.

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the year ended December 31, 2019 and 2018, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

On December 31, 2019 and December 31, 2018, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended December 31, 2019 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on March 5, 2019, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns, and related 10-99 filings for compensation paid to prior management, employees, consultants, contractors and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $6,009,123 as of December 31, 2019. The Company also had negative working capital of $1,430,863 on December 31, 2019, and had operating losses of $195,905 and $217,236 for the years ended December 31, 2019 and 2018, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 - INVESTMENTS

During the year ended December 31, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Mobicard Inc. The shares were valued at the market price of $0.0023 per share, or $483,000, at the acquisition date. The shares are currently valued at the market price of $0.0009 per share on December 31, 2019 for a total investment of $189,000, resulting in a loss of $294,000.

During the year ended December 31, 2019, the Company received 1,000,000 shares of Kanab Corp. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0001 per share.

Note 5 – VEHICLE DEPOSITS

Based on recent conversations with Aoxin and former management, we took an impairment charge for the vehicle deposit of $24,405.00 and wrote this asset down to $0 in the fourth quarter of 2018. Further, during the year ended December 31, 2019, we terminated all discussions and agreements with Aoxin Motors and exited the market for importation of electric vehicles from China.

Note 6 – LICENSE AGREEMENT

In 2012 and 2013, the Company made a total payment of $50,000 and signed an exclusive license agreement with Aoxin to import, assemble and manufacture the e-Go. The cost of this license agreement was recognized as a long-term asset and was evaluated, by management, for impairment losses at each reporting period. The Company wrote-off the value of this license agreement during the three-month period ended March 31, 2018 due to Aoxin’s inability to produce the e-Go and ship vehicles and auto parts to the United States. During the year ended December 31, 2019, we terminated all discussions with Aoxin regarding importation of electric automobiles and related parts and equipment from China into the United States.

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

As of December 31, 2019, all related party loans and associated interest and penalties were converted into common equity. Current management has demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and has placed a stop action order on these shares with the Company’s transfer agent. On December 31, 2019 there were no outstanding loans to related parties

During the year ended December 31, 2014, the Company entered into two loans for a total amount of $100,000 due to a shareholder whose control party, William Fowler, became our CEO and a Director during 2018. The loans charged 12% interest and matured on February 28, 2015 and March 30, 2015, respectively. Subsequently, the loans were combined, and the maturity date was extended to April 1, 2018. The outstanding balance of the loans as of December 31, 2019 and December 31, 2018 was $0 and $0, respectively. During the year ended December 31, 2018, the Company recorded $8,568 of interest expense for these loans. The balance of the loans, which included penalty interest, was paid in cash and/or converted into 53,347,701 common shares during the twelve-month period ended December 31, 2018. Current management has been unable to confirm the details of these loans and accordingly has frozen the shares taken for conversion of the loans during the fourth quarter of 2018.

On July 1, 2017, the Company entered into an unsecured loan payable agreement with a related party for $14,100, due on September 15, 2017. The Company granted the related party an option to purchase up to 1,000,000 shares of common stock at an exercise price of $0.015 per share. The Company valued the options using the Black Scholes options pricing model. The fair market value of the options was $26,746. The value was restricted to the face value of the note and hence, $14,100 was recorded as a debt discount which was amortized over the term of the loan. The Company also agreed to pay $1,500 as an interest on the loan. On September 27, 2017, the Company entered into a note amendment, whereby, the term of the note was extended until November 1, 2017, in exchange for an additional $1,500 finance fee and $1,500 late fee. The Company recorded the same as interest expense in the accompanying financials. During the year ended December 31, 2017, the Company amortized the debt discount of $14,100. During the year ended December 31, 2017, the Company recorded $1,500 of interest expense for amortization of and another $1,500 of interest expense for the excess derivative. During the year ended December 31, 2018, the Company recorded $14,259 of interest expense for a loan with a related party. As of December 31, 2017, the loan was in default and the outstanding balance of the loan, as of December 31, 2017 was $17,100. The Company accrued a penalty of $1,750 plus $100 per day of default, aggregating to $7,750 in the accompanying financial statements for 2018.

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

NOTE 8 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with several third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of December 31, 2019, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note #1*	Auctus	1/6/17	10/6/17	$60,522	24.0%
Note #2*	Crown Bridge	9/15/17	9/15/18	3,240	15.0%
Note #5*	Jabro 1	7/23/18	4/30/19	21,000	22.0%
Note #6*	Jabro 2	10/01/18	7/15/19	11,500	22.0%
Note #7*	PowerUp 9	11/01/18	8/30/19	14,700	22.0%
Note #8*	PowerUp 10	3/08/19	01/15/20	28,000	12.0%
Note #9*	Other	3/16/17	4/1/18	10,000	12.0%
Note #10*	Tri-Bridge	3/15/19	9/15/19	2,286	10.0%
Note #11*	PowerUp 11	7/9/19	4/30/20	35,000	12.0%
Note #12*	GS Capital	9/6/19	9/6/20	28,900	12.0%
Note #13*	GS Capital	11/21/19	11/21/20	18,000	12.0%
Note #14*	PowerUp	11/21/19	11/21/20	18,000	12.0%
Total				$251,148
less discount				(63,350)
Net				$187,798

*Note is currently in default.

Note #1, issued on January 6, 2017, is in default and under the terms of the convertible promissory note, the Company was liable to pay 150% of the then outstanding principal and interest plus additional penalties for certain covenants that are breached. In addition to the note balance of $60,522 as of December 31, 2019, there were additional penalties and damages sought by the lender, which filed a civil lawsuit against the Company. The litigation has subsequently been settled and the note is no longer in default as of the date of filing of this report.

During the year ended December 31, 2019, third-party lenders converted $231,444 of principal and interest into 1,153,211,664 shares of common stock.

The variables used for the Black-Scholes model are as listed below:

	December 31, 2018	December 31, 2019

●	Volatility: 253% - 286%	Volatility: 191% - 455%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.93% - 1.99%

●	Expected term: 1-3 years	Expected term: 1-3 years

The Company amortized a debt discount of $100,299 and $158,635 respectively, during the years ended December 31, 2019 and 2018, respectively.

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

On September 6, 2019, a third-party lender funded the Company $35,000.00 in the form of a 12% convertible debenture that matures September 6, 2020. The transaction netted the Company $30,500.00 after legal fees and due diligence expenses

On November 12, 2019, a third-party lender funded the Company $18,000.00 in a 10% convertible debenture due November 12, 2020. The transaction netted the Company $15,500.00 after original issue discount (OID) of $2,500.00.

On November 14, 2019, a third-party lender funded the Company $18,000.00 in a 10% convertible debenture due November 14, 2020. The transaction netted the Company $12,500.00 after original issue discount (OID) of $3,000.00 and legal fees of $2,500.00.

Note 9 – COMMITMENTS AND CONTINGENCIES

Industrial Lease

Effective March 1, 2014, the Company signed a lease for four thousand square feet of industrial space in North Las Vegas. The term of the lease was for three years and cost $2,200 per month. The lease expired on April 30, 2017 and the Company was on a month to month lease thereafter. The lease was terminated as of June 30, 2018.

Rent expense amounted to $0 and $0 for the year ended December 31, 2019 and 2018, respectively. Rent expenses amounted to $0 and $13,400 for the year ended December 31, 2019 and 2018, respectively.

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

Aoxin has been unable to procure a license to design, test, and manufacture e-Go vehicles in China. Additionally, our representatives in China have been told by Aoxin that any such agreement and amendment has expired. Given these circumstances, during the three-month period ended March 31, 2018, we wrote down the value of the Aoxin license to $0 and associated vehicle deposits were fully impaired during the fourth quarter of 2018. During the year ended December 31, 2019, based on failure to perform including a lack of a license to manufacture and export electric vehicles under our Agreement with them, we terminated all discussions and agreements with Aoxin Motors.

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise.

A third-party lender, Auctus Fund, LLC, served the Company notice of a civil lawsuit on November 1, 2019 seeking principal, interest and penalties of $283,000.00 related to a loan provided to the Company on or around January 6, 2017. On November 25, 2019, the Company reached a Settlement Agreement and Mutual General Release with Auctus Fund, LLC. As part of the agreement, the Company agreed that the settlement value of the note and accrued interest was $60,522.32 and the Company would issue the following shares to settle the note and accrued interest:

●	On or before December 5, 2019- 300,000,000 Settlement Shares; plus
●	On or before January 6, 2020 - 300,000,000 Settlement Shares: plus
●	On or before February 5, 2020 - 300,000,000 Settlement Shares: plus
●	On or before March 5, 2020 - 300,000,000 Settlement Shares; plus
●	On or before April 6, 2020 - 300,000,000 Settlement Shares.

The Company agreed to irrevocably authorize and reserve a sufficient amount of Settlement Shares of the Company’s common stock pursuant to the reserve requirements of the Note (with an initial amount of at least One Billion - Five Hundred Million (1,500,000,000) Shares of the publicly tradeable ETFM Common Stock for delivery and issuance to the Auctus Fund, LLC. For year-end 2019, the Company accrued a liability of $260,000, representing the fair value of the settlement shares at the date of the settlement agreement. The Settlement Agreement was subsequently amended in 2020 (see SUBSEQUENT EVENTS) and all principal and interest has been retired as of the date of filing of this report.

Note 10 – REVOLVING LINE OF CREDIT- RELATED PARTY

On February 12, 2016, the Company signed a twelve-month revolving line of credit agreement with a related party. The line amount was $100,000 and carried interest at 12% per annum. In January 2017, the Company signed an amendment to extend the due date of the loan to June 30, 2018 for a conversion option for the restricted common stock of the Company. The note carried interest at the rate of 12% per annum and was convertible at any time starting from January 18, 2017 and ending on the later of the maturity date or the date of payment. The note was convertible at 50% of the Average Market Price for the 15 previous trading days before the conversion notice date. The derivative liability on the note was calculated, using the Binomial model, to be $227,760, of which $101,400 was recorded as a debt discount and the balance $126,360 was recorded as an interest expense, at inception. During the year ended December 31, 2018, the balance on the revolving line of credit and related interest were converted to 53,347,701 shares of common stock.

The derivative liability was recalculated on December 31, 2019 and December 31, 2018 as $0 and $0, respectively, on the balance of the related party loan and the difference in the value recorded as a change in derivative liability in the income statement. As of December 31, 2019, the balance outstanding on the related party loans was $0. Management has been unable to confirm the details of these loans and accordingly has frozen the shares taken for conversion of the loans.

Note 11 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2019. Management at year-end 2019 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that the net deferred tax assets on December 31, 2019 and December 31, 2018 will not be fully realizable. Accordingly, management has recorded a full valuation allowance against its net deferred tax assets on December 31, 2019 and December 31, 2018. On December 31, 2019 and December 31, 2018, the Company projected it has potential net operating loss carryforwards of approximately $6,000,000 and $6,000,000, respectively.

Deferred tax assets consist of the following components:

	2019		2018

Net loss carryforward		$1,265,000	$1,252,000
Valuation allowance		(1,265,000)	(1,252,000)
Total deferred tax assets	$		$-

Note 12 – WARRANTS AND OPTIONS

As of December 31, 2019, the Company has thirty million warrants with an exercise price of $0.01 and a three-year expiration issued and outstanding to three members of our Advisory Board who were added to that newly created committee during March - April 2019. Additionally, we issued ten million warrants with a strike price of $0.005 and a three-year expiration to EDGE FiberNet, Inc. as compensation for strategic consulting. Further, our CEO, Vikram Grover, was to be issued 100 million warrants with a strike price of $0.001 upon bringing the Company current with its SEC reporting requirements, with an additional 100 million warrants with a strike price of $0.001 due upon our common stock closing at or above $0.01 for ten consecutive trading sessions. On July 22, 2019, the Company was brought current with regard to its SEC reporting requirements, and as a result, the initial 100 million warrants were due to be issued to Vikram Grover. To expedite auditor review, Vikram Grover forfeited his right to receive the 100 million warrants due to him for bringing the company current with its SEC filings. During the year ended December 31, 2019, the Company recognized $16,803 in expense related to these warrants. On December 31, 2019, a total of 40,000,000 warrants were outstanding with a weighted average life of 2.28 years and an intrinsic value of zero.

Note 13 – EQUITY

During the year ended December 31, 2018, the Company increased its authorized shares two times, first from 300 million to one billion, and later from one billion to three billion. During the year ended December 31, 2019, the Company increased the authorized shares for common stock of the Company from three billion to then (10) billion and for preferred shares from ten (10) million to one hundred (100) million.

Between January 1, 2019 and December 31, 2019, the Company issued to third-party lenders a total of 1,242,231,661 shares of common stock pursuant to conversions of $255,334 debt.

On March 6, 2019, our Board of Directors approved, and we filed a Certificate of Determination for with the Secretary of State of California, a new class of Series C Preferred Shares with a total of one million such shares authorized. Each share converts into one common share, has 10,000 votes on every corporate matter requiring a shareholder vote, has a par value of $0.0001, and pays an annual dividend at the option of the Company of $0.01. Subsequent to the end of the three months ended March 30, 2019, the Company issued one million (1,000,000) Series C Preferred Shares to our CEO, Vikram Grover, as consideration for the change of control of the Company. Effective November 6, 2020, the Company increased the authorized Series C Preferred Shares to two (2) million from one (1) million and increased the voting rights of the Series C Preferred shares to 100,000 for every one (1) share from 10,000 for every one (1) share.

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

On April 7, 2019, our Board of Directors approved the creation of a new class of Series B Preferred Shares. A total of six million such shares were authorized. Each share converts into 1,000 common shares, votes on an as converted basis, has a par value of $0.001, and pays a cumulative annual dividend in cash or in kind of $0.01. Effective November 6, 2020, the Company increased the authorized number of Series B Preferred Shares to twenty million from six million to facilitate mergers and acquisitions.

On April 8, 2019, we amended the terms of our existing Series A Preferred stock by changing the par value from nil to $0.0001 and establishing a $0.01 per share annual dividend to be approved by our Board of Directors each year. At the time, each share was convertible into one common share and had 50 votes on corporate matters. As part of the management transition plan announced in March 2019, two million of the Series A Preferred Shares were transferred from former management to our current CEO, Vikram Grover. At the time, a total of three million Series A Preferred Shares were authorized, all of which were and are currently issued and outstanding. The financial statements were retroactively adjusted to give effect to this change in par value.

On May 5, 2019, 2050 Motors, Inc. executed a Securities Purchase Agreement with our CEO, Vikram Grover, for an investment in the Company of $483,000 in the form of 210,000,000 free-trading common shares of Peer to Peer Network aka Mobicard Inc. The transaction closed on May 15, 2019. As consideration, the Company issued the investor 400,000 newly created 1% Cumulative Series B Preferred Shares, each of which bears a RESTRICTED CONTROL STOCK legend.

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

On November 18, 2019, a third-party lender converted $2,170.00 of principal and $500.00 of fees into 89,000,000 shares of common stock.

On December 6, 2019, a third-party lender converted $2,350.00 principal and $1,290.00 interest of a convertible debenture into 72,800,000 common shares.

SUBSEQUENT EVENTS

On January 8, 2020, a third-party lender converted $5,300.00 principal of a convertible debenture into 106,000,000 common shares.

On February 3, 2020, a third-party lender converted $5,600.00 principal of a convertible debenture into 112,000,000 common shares.

On February 5, 2020, a third-party lender converted $4,682.00 principal of a convertible debenture into 93,640,000 common shares.

On February 18, 2020, a third-party lender converted $7,000.00 principal of a convertible debenture into 116,666,667 common shares.

On August 26, 2020, the Company issued its, CEO, Vikram Grover, 125,000 Series B Preferred Shares for accrued compensation of $25,000.00.

On August 27, 2020, a third-party lender converted $6,100.00 principal and $947.93 interest of a convertible debenture into 128,144,181 restricted common shares.

On August 31, 2020, a third-party lender converted $2,950.00 principal and $500.00 of fees of a convertible debenture into 115,000,000 common shares.

On September 3, 2020, the Company issued its CEO, Vikram Grover, 1,370,065 Restricted Series B Preferred shares for accrued compensation of $137,065.00.

On September 4, 2020, a third-party lender converted $57.96 principal, $2,811.59 intertest and $500.00 of fees of a convertible debenture into 112,318,333 common shares.

From September 10, 2020 through October 8, 2020, a third-party lender converted $25,000.00 warrants attached to a 2017 loan into 611,005,229 common shares. As a result, the debenture and warrants were retired.

On September 30, 2020, a third-party lender converted $20,229.66 principal and $6,743.22 interest of a convertible debenture into 179,819,200 common shares.

On October 8, 2020, a third-party lender converted $21,239.12 principal and $ $7,079.71 interest of a convertible debenture into 188,792,200 common shares.

On October 9, 2020, the Company issued its CEO, Vikram Grover, 93,750 Restricted Series B Preferred shares for accrued compensation of $37,500.00.

On October 20, 2020, a third-party lender converted $0 principal, $86.40 interest and $30,237.55 penalties related to a convertible debenture into 202,159,667 common shares.

From January 1, 2020 through October 23, 2020, the Company issued 275,000 Restricted Series B Preferred shares to consultants for professional services, including due diligence on the Purge Virus transaction, corporate development, sales and marketing, and other.

Effective October 25, 2020, the Company and a third party lender amended a prior settlement agreement effected in 2019 to require the issuance of seven hundred ninety four million, forty one thousand, one hundred thirty three (794,041,133) Settlement Shares of common stock, as follows: a) publicly tradeable shares of common stock (the “Settlement Shares” or the “Shares”) to be converted, transferred and delivered to the third party lender, in whole or in part pursuant to the third party lender’s notice: 1) on or before November 1, 2020 – 264,680,377 Settlement Shares, in whole or in part as determined by the third party lender, in its discretion; plus 2) on or before December 1, 2020 – 264,680,378 Settlement Shares, in whole or in part as determined by the third party lender, in its discretion; plus 3) on or before January 1, 2021 – 264,680,378 Settlement Shares, in whole or in part, as determined by the third party lender, in its discretion. Remaining shares, which have already been reserved, will settle the balance of the November 2019 $283,000.00 lawsuit brought by the third-party lender against the Company. The lender has subsequently executed two conversions of principal, interest and penalties into 435,086,069 common shares (below).

On November 2, 2020, a third-party lender converted $10,944.39 principal, $93.60 interest and $20,799.13 penalties related to a convertible debenture into 212,247,469 common shares.

On October 28, 2020, a third-party lender funded the Company $115,000.00 in a redeemable convertible note, netting $98,000.00 after an original issue discount (OID) of $10,000.00, legal fees of $5,000.00 in legal fees and $2,000.00 in broker fees.

On December 2, 2020, a third-party lender converted $55,709.65 penalties related to a convertible debenture into 222,838,600 common shares.

Business Development and Related

On March 10, 2019, Aldo Baiocchi joined the Company’s Advisory Board to guide the Company’s growth of electric vehicle ventures. As compensation, Aldo Baiocchi was issued 10 million incentive common stock purchase warrants with a strike price of $0.01 and three-year expiration. On December 3, 2020, Aldo Baiocchi resigned from the Company’s Advisory Board.

On March 10, 2019, Ted Flomenhaft joined the Company’s Advisory Board to guide the Company’s growth of technology and communications ventures. As compensation, Ted Flomenhaft was issued 10 million incentive common stock purchase warrants with a strike price of $0.01 and three-year expiration. On or around March 31, 2020, Mr. Flomenhaft resigned from the Company’s Advisory Board.

On March 19, 2019, we engaged EDGE FiberNet, Inc. for consulting, support and back office services to assist us in development of our planned businesses in communications, electric vehicles, lighting, including power over Ethernet and LED, and other mediums. As part of the Agreement, we received an option on 4,000 square feet of office/retail space at EDGE FiberNet’s headquarters in Industry City, Brooklyn, New York. As compensation, we issued EDGE FiberNet ten (10) million common stock purchase warrants with a strike price of $.005 and a three-year expiration.

On April 12, 2019, Michael Shevack joined the Company’s Advisory Board to guide the formation of an Environmental, Social and Governance (“ESG”) Division. As compensation, Shevack was issued ten (10) million incentive common stock purchase warrants with a strike price of $0.01 and three-year expiration. On August 22, 2019, Mr. Shevack resigned from the Company’s Advisory Board and his warrants were canceled.

As part of its management transition plan, on or around March 6, 2019, the Company agreed to transfer to prior Management eighty (80) percent ownership of its Nevada subsidiary, 2050 Motors (“2050 Private” or “TFPC”) in exchange for a corporate note from TFPC in the amount of fifty thousand dollars at 8% interest per annum to be paid out of net profits. 2050 Motors (2050 Public) agreed to appoint William Fowler as President of 2050 Private to raise operating capital for expenses to negotiate terms and conditions to maintain Exclusive License with Aoxin Motors. Subsequent to the change of control and based on due diligence on TFPM and the status of the Aoxin Motors relationship, on or around April 2, 2019, we terminated the transaction as we deemed that it was not in the best interests of shareholders. We continued to demand information regarding TFPC from former management but have received unresponsive and unsatisfactory responses to our inquiries.

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

On May 9, 2019, the Company appointed Charles Szoradi to its Advisory Board. Mr. Szoradi was issued ten (10) million common stock purchase warrants with a $0.01 strike price and three-year expiration, which were subsequently canceled bur reinstated as part of the Purge Virus, LLC acquisition at a strike price of $0.001. As part of the October 19, 2020 acquisition of 100% of the member interests of Purge Virus, LLC from Mr. Szoradi, the Company will appoint him to the Board of Directors upon retention of Directors and Officers insurance (D&O).

On May 14, 2019, to eliminate any confusion regarding the future direction of the Company and to provide transparency and clarity for our investors, our Board of Directors approved the dissolution of our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation doing business under the same name as our publicly traded company at the time, 2050 Motors, Inc., a California corporation. Additionally, our Board of Directors approved the termination of any and all discussions and prior agreements with Aoxin Motors regarding the importation of electric vehicles to be made by Aoxin Motors in China into the United States. Our termination was driven by Aoxin Motors’ failure to obtain the necessary license(s) to manufacture e-GO electric vehicles, which have been under development since 2012. Accordingly, on May 14, 2019, we filed paperwork with the Secretary of State of Nevada to dissolve our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation, and that dissolution went effective on or around May 17, 2019.

On October 12, 2019, we appointed Dr. Wayman Baker, PhD, a scientist previously employed by NASA, to the Advisory Board. As a result, we issued Dr. Baker, ten (10) million common stock purchase warrants with a strike price of $0.01 and a three-year expiration, whose strike price was subsequently amended to $0.001 in 2020.

On October 2, 2020, we issued John Kelly, owner of PPE Source International LLC (PPESI), a provider of PPE to small, medium and large businesses, institutions and government customers, 100,000 Series B Preferred Shares for a 180-day exclusive option to purchase his 100% member interests in PPESI.

On October 19, 2020, we closed the acquisition of 100% of the member interests of Purge Virus, LLC from Charles Szoradi for consideration of two million (2,000,000) Series B Preferred Shares. The purchase maintains PV as a 100% owned subsidiary of FOMO CORP., includes cross-selling relationships with Mr. Szoradi’s 100% owned LED company Independence LED and 33% owned energy management software company Energy Intelligence Center (EIC), and JV partner Company PPE Source International LLC.

On December 6, 2020, we appointed Paul Benis, a 30-year veteran of the industrial HVAC market, technology executive and owner of PVBG Inc, to the Advisory Board. As part of the appointment, we issued Benis ten (10) million common stock purchase warrants with a strike price of $0.001 and a three-year expiration.

COVID-19 Pandemic Update

In March 2020, the World Health Organization declared a global health pandemic related to the outbreak of a novel coronavirus. The COVID-19 pandemic adversely affected the company’s financial performance in the third and fourth quarters of fiscal year 2020 and could have an impact throughout fiscal year 2021. In response to the COVID-19 pandemic, government health officials have recommended and mandated precautions to mitigate the spread of the virus, including shelter-in-place orders, prohibitions on public gatherings and other similar measures. There is uncertainty around the duration and breadth of the COVID-19 pandemic, as well as the impact it will have on the company’s operations, supply chain and demand for its products. As a result, the ultimate impact on the company’s business, financial condition or operating results cannot be reasonably estimated at this time.

On June 4, 2020, the Company entered into a $11,593 note payable to Bank of America, pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. The loan remains outstanding but is expected to be forgiven by the U.S. government based on guidance from the Company’s commercial bank, Bank of America.

Warrants

On November 3, 2020, the Company reduced the strike price on 10,000,000 warrants owned by Dr. Wayman Baker, PhD, from $0.01 per share to $0.001 per share.

On December 2, 2020, the Company reduced the strike price on 10,000,000 warrants owned by Aldo Baiocchi, from $0.01 per share to $0.001 per share.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of December 31, 2019 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2019. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the directors and executive officers of the Company as of December 31, 2019 and the principal offices and positions with the Company held by each person. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation, or removal by the Board of Directors. There are no family relationships among any of the officers and directors.

Name	Age	Position(s)
Vikram Grover	50	CEO, CFO, Secretary, Director

Vikram Grover has 25 years-experience on Wall Street as an equity research analyst, investment banker and consultant that has been advising, financing, and launching businesses for several years. He has worked at Thomas Weisel Partners Group, Inc. (now Stifel Nicolaus), Needham & Co., Source Capital Group, Inc. and Kaufman Bros., LLC in various capacities ranging from Director of Research, Senior Managing Director Investment Banking, and Managing Director Equity Research covering Telecommunications, Media and Technology (TMT) companies. Prior to FOMO CORP., he was CEO of the first publicly traded eSports social site and tournament platform, Good Gaming. He was introduced to Charles Szoradi, the founder of Purge Virus three years ago. Mr. Grover has a Master of Science in Management (MSM) from the Georgia Institute of Technology (Georgia Tech), a BA in Marketing from the University of California San Diego (UCSD), and is a Chartered Financial Analyst (CFA).

When appropriate D&O insurance is obtained, the Company has agreed to appoint Charles Szoradi or a representative of his choice to the Board of Directors.

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

To management’s knowledge, none of FOMO CORP.’s past or named Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Management has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or is the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Prior management and Directors, Bernd Schaefers and William Fowler, resigned from their positions at FOMO CORP. on March 6, 2019 and were replaced with Vikram Grover. Further information on this change of management can be found on Form 8-K filings with the SEC on or around March 6, 2019.

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

Code of Ethics

As of December 31, 2019, former management had not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. New management believes that a formal written code of ethics is necessary. We expect that the Company will adopt a code of ethics as soon as practicable in 2021.

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

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees, or agents where indemnification will be required under California law. We are not aware of any threatened litigation or preceding that might result in a claim for such indemnification.

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

The following table summarizes all compensation recorded by us in 2019 and 2018 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2019. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Vikram Grover	2019	93,750	0	0	0	0	0	0	93,750
Vikram Grover	2018	0	0	0	0	0	0	0	0

Michael Hu	2019	0	0	0	0	0	0	0	0
Michael Hu	2018	0	0	0	0	0	0	0	0

George Hedrick	2019	0	0	0	0	0	0	0	0
George Hedrick	2018	0	0	0	0	0	0	0	0

William Fowler	2019	0	0	0	0	0	0	0	0
William Fowler	2018	0	0	0	0	0	0	0	0

Note:	Michael Hu appointed President, CFO and Director on May 2, 2014 and on January 9, 2018 resigned all positions. George Hedrick appointed President/CEO, Secretary, Treasurer/CFO, and as a director of the Company on January 9, 2018 and on July 12, 2018 resigned all positions. William Fowler appointed President/CEO, Secretary, Treasurer/CFO, and director of the Company on July 12, 2018 and on March 6, 2019 resigned all positions. Vikram Grover appointed CEO and Director on March 6, 2019.

Employment Agreement

The Company has an employment agreement with its CEO, Vikram Grover, compensating him $12,500 per month, including $5,000 in cash compensation if the Company is not current and $7,500 in cash compensation if current with its SEC filings, with the balance due in restricted Series B Preferred shares.

Stock Option Plan

We do not have a stock option plan although we may adopt one or more such plans in the future.

Employee Pension, Profit Sharing, or other Retirement Plans

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Vikram Grover	0	0.0%
Common Stock	All Directors and Officers as a Group (1 person)	0	0.0%

(1)	Unless otherwise indicated, based on 4,688,543,121 shares of common stock issued and outstanding as of the date of this report. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

Vikram Grover currently holds over 5% of the following classes of stock: Series A Preferred Shares (2,000,000 or 66.7%), Series B Preferred Shares (1,895,065 or 45.4%) and Series C Preferred Shares (1,000,000 or 100.0%).

Charles Szoradi currently holds over 5% of the Company’s Series B Preferred Shares (2,000,000 or 47.9%).

Michael Hu, former CEO, currently holds over 5% of the Company’s Series A Preferred Shares (1,000,000 or 33.3%).

There were no classes of stock other than common stock or Series A, B & C Preferred stock issued or outstanding as of December 31, 2019.

There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

As per Notes 7 and 10, the Company received loans of $100,000, $14,100, and $17,500 in years 2014-2017 from entities controlled by our Director Bernd Schaefers and our CEO and Director, William Fowler. The balances on these loans and accrued interest and penalties were converted into 138,117,816 common shares during the three-month period ended December 31, 2018. The providence of these loans and their conversions were reviewed by current management and could not be confirmed. As a result, management placed a stop-action notice on the shares preventing their sale.

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

Item 14. Principal Accountant Fees and Services.

During 2019 and 2018 Boyle CPA, LLC, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2018, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2018.

	Year ended December 31,
	2019	2018
Audit Fees	$10,000	$15,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board preapproved all services provided by Boyle CPA, LLC. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of Amendment

3.3***	Amended and Restated By-laws December 16, 2019

10.1**	Convertible Note Between the Company and Auctus Fund LLC dated January 6, 2017

10.2**	Convertible Note Between the Company and JSJ Investments dated April 25, 2017

10.3***	Convertible Note and Warrant Agreement Between the Company and Crown Bridge Partners LLC September 15, 2017

10.4**	Convertible Note Between the Company and LG Capital Funding, LLC dated November 14, 2017

10.5**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated January 24, 2018

10.6**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated February 22, 2018

10.7**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 11, 2018

10.8**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 27, 2018.

10.9**	Convertible Note Between the Company and Jabro Funding Corp. dated July 23, 2018

10.10**	Convertible Note Between the Company and Jabro Funding Corp. dated October 1, 2018

10.11**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 1, 2018

10.12***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated March 8, 2019

10.13***	Convertible Note Between the Company and Tri-Bridge Ventures LLC dated March 15, 2019

10.14***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated July 9, 2019

10.15***	Convertible Note Between the Company and GS Capital Partners LLC dated September 6, 2019

10.16***	Convertible Note Between the Company and GS Capital Partners LLC dated November 12, 2019

10.17***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 14, 2019

10.18***	Convertible Note Between the Company and Auctus Fund LLC dated October 28, 2020

10.19***	Definitive Acquisition Agreement Between the Company and Purge Virus, LLC September 29, 2020

10.20***	FOMO CORP. – Purge Virus, LLC Reps and Warranties October 18, 2020

31.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2***	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10’s as filed with the SEC on October 30, 2012 and July 19, 2019.

***	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of December 2020.

FOMO CORP.

By:	/s/ Vikram Grover
Vikram Grover, President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of Amendment

3.3***	Amended and Restated By-laws December 16, 2019

10.1**	Convertible Note Between the Company and Auctus Fund LLC dated January 6, 2017

10.2**	Convertible Note Between the Company and JSJ Investments dated April 25, 2017

10.3***	Convertible Note and Warrant Agreement Between the Company and Crown Bridge Partners LLC September 15, 2017

10.4**	Convertible Note Between the Company and LG Capital Funding, LLC dated November 14, 2017

10.5**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated January 24, 2018

10.6**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated February 22, 2018

10.7**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 11, 2018

10.8**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 27, 2018.

10.9**	Convertible Note Between the Company and Jabro Funding Corp. dated July 23, 2018

10.10**	Convertible Note Between the Company and Jabro Funding Corp. dated October 1, 2018

10.11**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 1, 2018

10.12***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated March 8, 2019

10.13***	Convertible Note Between the Company and Tri-Bridge Ventures LLC dated March 15, 2019

10.14***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated July 9, 2019

10.15***	Convertible Note Between the Company and GS Capital Partners LLC dated September 6, 2019

10.16***	Convertible Note Between the Company and GS Capital Partners LLC dated November 12, 2019

10.17***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 14, 2019

10.18***	Convertible Note Between the Company and Auctus Fund LLC dated October 28, 2020

10.19***	Definitive Acquisition Agreement Between the Company and Purge Virus, LLC September 29, 2020

10.20***	FOMO CORP. – Purge Virus, LLC Reps and Warranties October 18, 2020

31.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2***	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10 as filed with the SEC on October 30, 2012.

***	Filed herewith

