Form 10-K/A
period 2019-12-31
FOMO CORP.
filed 2020-12-08
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 1

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

Documents Incorporated by Reference. None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2019 of FOMO CORP. (the “Company”) filed with the Securities and Exchange Commission on December 07, 2020 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of Amendment

3.3***	Amended and Restated By-laws December 16, 2019

10.1**	Convertible Note Between the Company and Auctus Fund LLC dated January 6, 2017

10.2**	Convertible Note Between the Company and JSJ Investments dated April 25, 2017

10.3***	Convertible Note and Warrant Agreement Between the Company and Crown Bridge Partners LLC September 15, 2017

10.4**	Convertible Note Between the Company and LG Capital Funding, LLC dated November 14, 2017

10.5**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated January 24, 2018

10.6**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated February 22, 2018

10.7**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 11, 2018

10.8**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 27, 2018.

10.9**	Convertible Note Between the Company and Jabro Funding Corp. dated July 23, 2018

10.10**	Convertible Note Between the Company and Jabro Funding Corp. dated October 1, 2018

10.11**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 1, 2018

10.12***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated March 8, 2019

10.13***	Convertible Note Between the Company and Tri-Bridge Ventures LLC dated March 15, 2019

10.14***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated July 9, 2019

10.15***	Convertible Note Between the Company and GS Capital Partners LLC dated September 6, 2019

10.16***	Convertible Note Between the Company and GS Capital Partners LLC dated November 12, 2019

10.17***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 14, 2019

10.18***	Convertible Note Between the Company and Auctus Fund LLC dated October 28, 2020

10.19***	Definitive Acquisition Agreement Between the Company and Purge Virus, LLC September 29, 2020

10.20***	FOMO CORP. – Purge Virus, LLC Reps and Warranties October 18, 2020

31.1****	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2****	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1****	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10’s as filed with the SEC on October 30, 2012 and July 19, 2019.

***	Previously filed.

****	Filed Herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December 2020.

FOMO CORP.

By:	/s/ Vikram Grover
Vikram Grover, President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of Amendment

3.3***	Amended and Restated By-laws December 16, 2019

10.1**	Convertible Note Between the Company and Auctus Fund LLC dated January 6, 2017

10.2**	Convertible Note Between the Company and JSJ Investments dated April 25, 2017

10.3***	Convertible Note and Warrant Agreement Between the Company and Crown Bridge Partners LLC September 15, 2017

10.4**	Convertible Note Between the Company and LG Capital Funding, LLC dated November 14, 2017

10.5**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated January 24, 2018

10.6**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated February 22, 2018

10.7**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 11, 2018

10.8**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 27, 2018.

10.9**	Convertible Note Between the Company and Jabro Funding Corp. dated July 23, 2018

10.10**	Convertible Note Between the Company and Jabro Funding Corp. dated October 1, 2018

10.11**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 1, 2018

10.12***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated March 8, 2019

10.13***	Convertible Note Between the Company and Tri-Bridge Ventures LLC dated March 15, 2019

10.14***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated July 9, 2019

10.15***	Convertible Note Between the Company and GS Capital Partners LLC dated September 6, 2019

10.16***	Convertible Note Between the Company and GS Capital Partners LLC dated November 12, 2019

10.17***	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 14, 2019

10.18***	Convertible Note Between the Company and Auctus Fund LLC dated October 28, 2020

10.19***	Definitive Acquisition Agreement Between the Company and Purge Virus, LLC September 29, 2020

10.20***	FOMO CORP. – Purge Virus, LLC Reps and Warranties October 18, 2020

31.1****	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2****	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1****	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10’s as filed with the SEC on October 30, 2012 and July 19, 2019.

***	Previously filed.

****	Filed Herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document