Form 10-Q
period 2020-03-31
FOMO CORP.
filed 2020-12-16
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

(630) 708-0750

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON	ETFM	OTC PINK

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

The number of shares of Common Stock (no par value) of the registrant outstanding was 4,688,543,121 at December 15, 2020. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 3,000,000 at December 15, 2020. The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 1,000 shares of common stock) of the registrant outstanding was 4,170,065 at December 15, 2020. The number of shares of Series C Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 1,000,000 at December 15, 2020. The market value of common shares outstanding as of December 15, 2020 was $4,219,689.

FOMO CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2020

2

PART I

ITEM 1. FINANCIAL STATEMENTS

FOMO CORP.

FOMO Corp

(Formerly 2050 Motors, Inc.)

Condensed Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2020	December 31, 2019
Assets

Current assets
Cash	$18	$63
Total current assets	18	63

Other assets:
Investments	126,000	189,000

Total assets	$126,018	$189,063

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$10,500	$5,500
Tax payable	-	-
Accrued expenses	111,885	62,510
Loans payable due to non-related parties, net	166,098	187,798
Loan Settlement	260,000	260,000
Deposits	21,947	21,947
Derivative liablity	409,378	893,171
Total current liabilities	979,808	1,430,926

Total liabilities	979,808	1,430,926

Stockholders’ deficit
Common stock; no par value authorized: 3,000,000,000 issued and outstanding 2,205,505,472 at March 31, 2020 and 1,777,198,805 December 31, 2019, respectively	3,822,987	3,800,405
Preferred stock Class A; $0.0001 par value authorized: 3,000,000 issued and outstanding 3,000,000 at March 31, 2020 and December 31, 2019,respectively: discretionary 1% dividend	300	300
Preferred stock Class B; $0.0001 par value authorized: 6,000,000 issued and outstanding 400,000 at March 31, 2020 and December 31, 2019, respectively: discretionary 1% dividend	40	40
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 and issued and outstanding 1,000,000 at March 31, 2020 and December 31, 2019, respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	863,999	858,218
Accumulated deficit	(5,666,216)	(6,025,926)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(853,790)	(1,241,863)

Total liabilities and stockholders’ deficit	$126,018	$189,063

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc.)

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Operating revenue	$-	$-

Operating expenses:
General and administrative	50,532	34,353

Net loss from operations	(50,532)	(34,353)

Other income (expenses)
Interest expense	(10,551)	(14,781)
Amortization of discount	-	(152,370)
Impairment loss	(63,000)	-
Derivative liability gain (loss)	483,793	(757,586)
Total other income (expenses)	410,242	(924,737)

Income (loss) before income taxes	359,710	(959,090)

Provision for income taxes	-	-

Net income (loss)	$359,710	$(959,090)

Net income (loss) per share, basic and diluted	$-	$-

Weighted average common equivalent share outstanding, basic and diluted	2,053,310,893	669,950,137

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc.)

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number	No	Number	$0.0001 par	Number	$0.0001 par	Number	$0.0001 par	Common Stock	Additional paid-in	Accumulated	Total stockholders’
	of Shares	par value	of Shares	value	of Shares	value	of Shares	value	Issuable	capital	deficit	deficit
Balance, December 31, 2018	623,964,144	$3,405,360	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	(5,960,691)	$(1,848,975)

Conversions of convertibler debt	98,106,500	28,210								-		28,210
												-
Net loss											(959,090)	(959,090)

Balance, March 31, 2019	722,070,644	$3,433,570	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	$(6,919,781)	$(2,779,855)

Balance December 31, 2019	1,777,198,805	$3,800,405	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$858,218	$(6,025,926)	$(1,241,863)

Conversion of convertible debt	428,306,667	22,582	-	-	-	-	-	-	-	-	-	22,582

warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781

Net income	-	-	-	-	-	-	-	-	-	-	359,710	359,710

Balance, March 31, 2020	2,205,505,472	$3,822,987	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$863,999	$(5,666,216)	$(853,790)

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc.)

Condensed Statement of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows provided by (used for) operating activities:
Net income (loss)	$359,710	$(959,090)
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Stock based compensation	5,781	-
Amortization of debt discount	-	152,370
Interest expense from initial derivative liability	926	15,833
Derivative liability adjustment	(483,793)	757,586
Impairment of investment	63,000	-
Increase (decrease) in assets and liabilities:
Prepaid expenses	-	(2,500)
Accounts payable	5,000	4,751
Accrued expenses	49,331	5,948

Net cash used for operating activities	(45)	(25,102)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Proceeds from non-related loans	-	28,000

Net cash provied by (used for) financing activities	-	28,000

Net (decrease) increase in cash	(45)	2,898
Cash, beginning of period	63	1

Cash, end of period	$18	$2,899

Supplemental disclosure of cash flow information
Common stock issued for debt	$-	$12,471
Debt discount from convertible loan	$-	$28,000
Reclasification of derivative liability	$-	$13,251

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 MOTORS, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

FOMO CORP. previously known as “2050 Motors, Inc.” (“2050 Motors” or “the Company”) is the successor to an entity incorporated on April 22, 1986 in the state of California. 2050 Motors, Inc., the Company’s sole operating subsidiary by the same name through March 31, 2019, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. On May 2, 2014, 2050 Motors, Inc. (Nevada) sold its business, operations and assets to the Company, whose sole business at the time was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the acquisition of 2050 Motors, Inc., the Company’s sole business became the business of the Company and the public Company renamed itself “2050 Motors, Inc.”

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

On May 2, 2019, we engaged Markup Designs Pvt. Ltd. (“MDPL”; https://www.markupdesigns.com), a global Web and mobile application development company, to design and build a social network to be named “KANAB CLUB” (www.kanab.club) targeting the global cannabis market. On May 13, 2019, we completed an initial payment to MDPL, mandating them to deploy a home page with launch information and sign-up capabilities for customers and to complete a working Web platform during summer and fall 2019. After coding industry-standard social media functionality, we intend to add an online marketplace, 420 dating services, discussion forums, rewards programs/points including potential utility crypto coins, differentiated advertising and navigation capabilities, and Android/iOS mobile applications to the platform. Additional development was funded during the three months ended March 31, 2020.

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

Assets and liabilities measured at fair value are as follows as of March 31, 2020

	Total	Level 1	Level 2	Level 3
Assets
Investments	$126,000	$126,000	$-	$-
Total assets measured at fair value	$126,000	$126,000	$-	$-

Liabilities
Derivative liability	$409,379	$-	$-	$409,379
Total liabilities measured at fair value	$409,379	$-	$-	$409,379

Assets and liabilities measured at fair value are as follows as of December 31, 2019:

	Total	Level 1	Level 2	Level 3
Assets
Investments	$189,000	$189,000	$-	$-
Total assets measured at fair value	$189,000	$189,000	$-	$-

Liabilities
Derivative liability	$893,171	$-	$-	$893,171
Total liabilities measured at fair value	$893,171	$-	$-	$893,171

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2019	$893,171
Fair value of derivative liabilities issued	0
Loss on change in derivative liabilities	(483,792)
Reclassify to equity upon payoff or conversion	(0)
Balance as of March 31, 2020	$409,379

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $5,666,216 as of March 31, 2020. The Company also had negative working capital of $979,791 at that date. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 - INVESTMENTS

During the year ended December 31, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Mobicard Inc. The shares were valued at the market price of $0.0023 per share, or $483,000 at the acquisition date. The shares are currently valued at the market price of $0.0015 per share at December 31, 2019 for a total investment of $126,000, resulting in a loss of $357,000.

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

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

As of December 31, 2019, all related party loans and associated interest and penalties were converted into common equity. Current management has demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and has placed a stop action order on these shares with the Company’s transfer agent. As of March 31, 2020 there were no outstanding loans to related parties.

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

	Lender	Origination	Maturity	Amount	Interest

Note #1*	Auctus	1/6/17	2/6/18	$60,522	22.0%
Note #2*	Crown Bridge	9/15/17	9/15/18	3,240	10.0%
Note #5*	Jabro 1	7/23/18	4/30/19	21,000	12.0%
Note #6*	Jabro 2	10/01/18	7/15/19	11,500	12.0%
Note #8*	PowerUp 10	3/08/19	01/15/20	21,000	22.0%
Note #9	Other	3/16/17	4/1/18	10,000	12.0%
Note #10*	Tri-Bridge	3/15/19	9/15/19	2,286	12.0%
Note #11	PowerUp 11	7/9/19	4/30/20	35,000	12.0%
Note #12	GS Capital	9/6/19	9/6/20	28,900	12.0%
Note #13	GS Capital	11/21/19	11/21/20	18,000	12.0%
Note #14	PowerUp 12	11/21/19	11/21/20	18,000	12.0%
Total				$229,448
less discount				(63,350)
Net				$166,098

*Note is currently in default.

Note #1, issued on January 6, 2017, is in default and under the terms of the convertible promissory note, the Company is liable to pay 150% of the then outstanding principal and interest plus additional penalties for certain covenants that are breached. In addition to the note balance of $58,072 as of March 31, 2019, there were additional penalties and damages sought by the lender, which ultimately filed a civil lawsuit against the Company in October 2019 which was subsequently settled for $260,000.

During the three months ended March 31, 2020, third-party lenders converted $16,982 of principal and interest into 428,306,667 shares of common stock.

The variables used for the Binomial model are as listed below:

	December 31, 2019	March 31, 2020
●	Volatility: 253% - 286%	Volatility: 191% - 301%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.93% - 1.99%

●	Expected term: 1-3 years	Expected term: 1-10 months

The Company amortized a debt discount of $0 and $13,476 respectively, during the three months ended March 31, 2020 and year ended December 31, 2019 respectively, and $0 and $165,846, respectively during the three months ended March 31, 2020 and year ended December 31, 2019, respectively.

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

Aoxin was unable to procure a license to design, test and manufacture e-Go vehicles in China. Additionally, our representatives in China were told by Aoxin that any such agreement and amendment has expired. Given these circumstances, during the three-month period ended March 31, 2018, we wrote down the value of the Aoxin license to $0 and associated vehicle deposits were fully impaired during the fourth quarter of 2018. During the year ended December 31, 2019, based on failure to perform including a lack of a license to manufacture and export electric vehicles under our Agreement with them, we terminated all discussions and agreements with Aoxin Motors.

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. A third-party lender, Auctus Fund, LLC, served the Company notice of a civil lawsuit on November 1, 2019 seeking principal, interest and penalties of $283,000.00 related to a loan provided to the Company on or around January 6, 2017. Both parties subsequently settled the lawsuit in November 2019 (see SUBSEQUENT EVENTS for further information).

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

During the year ended December 31, 2019, the Company made cash payments totaling $0 to principal and accrued interest. As of December 31, 2019, the balance outstanding on the loan was $0 as all remaining principal, interest and penalties due on the loan were converted into common shares during the fourth quarter of 2018.

Current management demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and in 2019 placed a stop action order on these shares with the Company’s transfer agent.

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

During the year December 31, 2019, third-party lenders converted $249,524 of principal and interest into 1,340,868,131 shares of common stock.

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

On May 5, 2019, 2050 Motors, Inc. executed a Securities Purchase Agreement with our CEO, Vikram Grover, for an investment in the Company of $483,000 in the form of 210,000,000 free-trading common shares of Peer-to-Peer Network aka Mobicard Inc. The transaction closed on May 15, 2019. As consideration, the Company issued the investor 400,000 newly created 1% Cumulative Series B Preferred Shares, each of which bears a RESTRICTED CONTROL STOCK legend, is convertible into 1,000 common shares, and has 1,000 votes on corporate matters.

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

During the three months March 31, 2020, third-party lenders converted $16,982 of principal and interest into 428,306,667 shares of common stock.

Note 12 – WARRANTS AND OPTIONS

As of March 31, 2020, the Company has thirty (30) million warrants with an exercise price of $0.01 and a three-year expiration issued and outstanding to three members of our Advisory Board who were added to that newly created committee during March - April 2019. Additionally, we issued ten million warrants with a strike price of $0.005 and a three-year expiration to EDGE FiberNet, Inc. as compensation for strategic consulting. Further, our CEO, Vikram Grover, was to be issued 100 million warrants with a strike price of $0.001 upon bringing the Company current with its SEC reporting requirements, with an additional 100 million warrants with a strike price of $0.001 due upon our common stock closing at or above $0.01 for ten consecutive trading sessions. On July 22, 2019, the Company was brought current with regard to its SEC reporting requirements, and as a result, the initial 100 million warrants were due to be issued to Vikram Grover. Vikram Grover, our CEO, forfeited any right to receive the 100 million warrants to be issued for bringing the company current in its filings.

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

On March 19, 2019, we engaged EDGE FiberNet, Inc. for consulting, support and back office services to assist us in development of our planned businesses in communications, electric vehicles, lighting, including power over Ethernet and LED, and other mediums. As part of the Agreement, we received an option on 4,000 square feet of office/retail space at EDGE FiberNet’s headquarters in Industry City, Brooklyn, New York. As compensation, we issued EDGE FiberNet ten (10) million common stock purchase warrants with a strike price of $0.005 and a three-year expiration.

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

On May 2, 2019, we engaged Markup Designs Pvt. Ltd. (“MDPL”; https://www.markupdesigns.com), a global Web and mobile application development company, to design and build a social network to be named “KANAB.CLUB” (www.kanab.club) targeting the global cannabis market. On May 13, 2019, we completed an initial payment to MDPL, mandating them to deploy a home page with launch information and sign-up capabilities for customers and to complete a working Web platform during summer 2019. After coding industry-standard social media functionality, we intend to add an online marketplace, 420 dating services, discussion forums, rewards programs/points including potential utility crypto coins, differentiated advertising and navigation capabilities (www.linkstorm.net), and Android/iOS mobile applications to the platform. Some of this development was funded by our CEO, Vikram Grover, and completed during the three months ended March 31, 2020.

On May 9, 2019, the Company appointed Charles Szoradi to its Advisory Board. Mr. Szoradi was issued ten (10) million common stock purchase warrants with a $0.01 strike price and three-year expiration, which were subsequently canceled but reinstated as part of the Purge Virus, LLC acquisition at a strike price of $0.001. As part of the October 19, 2020 acquisition of 100% of the member interests of Purge Virus, LLC from Mr. Szoradi, the Company will appoint him to the Board of Directors upon retention of Directors and Officers insurance (D&O).

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

On December 7, 2020, we appointed John Kelly, a technology executive and owner of PPE Source International, LLC, to the Advisory Board. As part of the appointment, we issued Kelly ten (10) million common stock purchase warrants with a strike price of $0.001 and a three-year expiration.

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

Warrants

On November 3, 2020, the Company reduced the strike price on 10,000,000 warrants owned by Advisory Board member Dr. Wayman Baker, PhD, from $0.01 per share to $0.001 per share. On December 2, 2020, to compensate him for funding certain accounts payables in 2019, the Company reduced the strike price on 10,000,000 warrants owned by Aldo Baiocchi, from $0.01 per share to $0.001 per share. On December 7, 2020, the Company issued Paul Benis 10,000,000 three-year warrants with a $0.001 exercise price for Advisory Board services. On December 8, 2020, the Company issued John Kelly 10,000,000 three-year warrants with a $0.001 exercise price for Advisory Board services.

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

Plan of Operations

Prior to the completion of the acquisition of FOMO CORP. previously known as “2050 Motors, Inc.”, a Nevada corporation, (“2050 Motors”), on May 2, 2014, the Company had nominal assets whose sole business was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of the transaction with 2050 Motors, the Company’s business became the business of 2050 Motors, which at the time was the Company’s sole operating subsidiary. Our principal business objective for the next 12 months will be to achieve long-term growth through the launch of new business units, subsidiaries and ventures, initially, with a business concentration in the areas of communications, electric vehicles, power over ethernet (PoE) and LED lighting, and social media.

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

FOMO CORP. was established in October 2012 and has not generated any revenues, nor has it realized a profit from its operations to date, and there is little likelihood that it will generate any revenues or realize any profits in the short term. Any profitability in the future from its business will be dependent upon the successful marketing and sales of future business activities. The Company may not be able to successfully carry out its business plan. There can be no assurance that it will ever achieve any revenues or profitability. Accordingly, its prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the automobile industry, and therefore it is a highly speculative venture involving significant financial risk.

Since new management was appointed in March 2019, we expanded our mission statement to invest in, incubate and accelerate businesses in the communications, energy, electric vehicle, and Internet industries.

Costs and Resources

FOMO CORP. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Results of Operation for the Three Months Ended March 31, 2020 and 2019

During the three months ended March 31, 2020 and 2019, the Company had no operating revenues. During the three months ended March 31, 2020, the Company incurred operating expenses of $50,532, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the three months ended March 31, 2020, these operating losses combined with non-operating income (expenses) of $410,242 resulted in net income of $359,710. For the three months ended March 31, 2019, the Company had operating losses of $34,353 and non-operating income (expenses) of ($924,737) leading to net losses of $959,090.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of March 31, 2020 we had an accumulated deficit of $5,666,216. As of March 31, 2020, the Company had cash balance of $18 and a negative working capital of $979,791.

To date, we have funded our operations through short-term debt and equity financing. During the three months ended March 31, 2020, the Company received $0 of borrowed funds from non-related parties. In addition, during this period the Company issued 428,306,667 of common stock to lenders for conversions of $16,982 of principal and interest related to third-party debt.

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

Delinquent Loans

As of March 31, 2020, the Company is delinquent in its payments on loans owing to several third-party lenders totaling $129,548 in principal, accrued interest and penalties. The Company is in discussions with these lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

On November 1, 2019, the same note holder served us notice of a civil lawsuit seeking $283,000.00 in principal, interest and penalties for a loan made to the Company on or around January 6, 2017 in the amount of $78,750.00. The Company subsequently settled with this lender for $260,000 in common shares.

Off-balance Sheet Arrangements

Since our inception through March 31, 2020, we have not engaged in any off-balance sheet arrangements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On November 1, 2019, a third-party lender served the Company notice of a civil lawsuit seeking $283,000.00 in principal, interest and penalties for a loan provided to the Company on or around January 6, 2017 in the amount of $78,750.00. Both parties settled the matter for $260,000.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, third-party lenders converted $16,982 of principal and interest into 428,306,667 shares of common stock.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2020, the Company was delinquent in its payments on loans due to third-party lenders in the aggregate amount of $129,548 including principal and accrued interest. Though none of these loans are secured by any assets of the Company, they do rank as senior to other claims and, in some cases, have certain rights preventing asset sales or other corporate actions

The Company is in discussions with its lenders to extend the maturity dates or to convert all or part of the notes into the Company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

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

FOMO Corp (Formerly 2050 MOTORS, INC.)

Date: December 16, 2020	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: December 16, 2020	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

