Form 10-Q
period 2020-06-30
FOMO CORP.
filed 2020-12-21
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

(630) 286-9560

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

The number of shares of Common Stock (no par value) of the registrant outstanding was 4,688,543,121 as of December 18, 2020. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 3,000,000 as of December 18, 2020. The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 1,000 shares of common stock) of the registrant outstanding was 4,170,065 as of December 18, 2020. The number of shares of Series C Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 1,000,000 as of December 18, 2020. The market value of common shares outstanding as of December 18, 2020 was $3,750,834.

FOMO CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2020

2

PART I

ITEM 1. FINANCIAL STATEMENTS

FOMO CORP.

FOMO Corp

(Formerly 2050 Motors, Inc.)

Condensed Balance Sheets

(Unaudited)

	As of	As of
	June 30, 2020	December 31, 2019
Assets

Current assets
Cash	37	63
Total current assets	37	63

Other assets:
Investments	126,000	189,000

Total assets	$126,037	$189,063

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$10,500	$5,500
Accrued expenses	152,887	62,510
Loans payable due to non-related parties, net	177,656	187,798
Loan settlement	260,000	260,000
Loan CARES Act	11,593	-
Deposits	21,947	21,947
Derivative liablity	213,089	893,171
Total current liabilities	847,672	1,430,926

Total liabilities	847,672	1,430,926

Stockholders’ deficit
Common stock; no par value authorized: 3,000,000,000 shares at June 30, 2020 and December 31, 2019, respectively: issued and outstanding 2,205,505,472 at June 30, 2019 and 1,777,195,805 at December 31, 2019, respectively	3,822,987	3,800,405
Preferred stock Class A; $0.0001 par value authorized: 3,000,000 shares at June 30, 2020 and December 31, 2019, respectively: issued and outstanding 3,000,000 at June 30, 2020 and December 31, 2019,respectively: discretionary 1% dividend	300	300
Preferred stock Class B; $0.0001 par value authorized: 6,000,000 shares at June 30, 2020 and December 31, 2019, respectively: issued and outstanding 400,000 at June 30, 2019 and December 31, 2019,respectively: discretionary 1% dividend	40	40
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares at June 30, 2020 and December 31, 2019, respectively: and issued and outstanding 1,000,000 at June 30, 2020 and December 31, 2019, respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	869,780	858,218
Accumulated deficit	(5,539,842)	(6,025,926)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(721,635)	(1,241,863)

Total liabilities and stockholders’ deficit	$126,037	$189,063

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc.)

Condense Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Operating revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	48,742	37,243	99,274	71,597

Net loss from operations	(48,742)	(37,243)	(99,274)	(71,597)

Other income (expenses)
Interest expense	(21,173)	(30,889)	(31,724)	(183,259)
Loss on investment		(130,000)	-	(130,000)
Impairment loss	-	-	(63,000)	-
Derivative liability gain (loss)	196,289	1,294,540	680,082	522,173
Debt conversion gain (loss)	-	-	-	-
Debt settlement gain (loss)	-	226,299	-	226,299
Other income, net	-	-	-	-
Total other income (expenses)	175,116	1,359,950	585,358	435,213

Income (loss) before income taxes	126,374	1,322,707	486,084	363,616

Provision for income taxes

Net income (loss)	$126,374	$1,322,707	$486,084	$363,616

Net income (loss) per share, basic and diluted	$0.0001	$0.0018	$0.0002	$0.0005

Weighted average common equivalent share outstanding, basic and diluted	2,205,505,472	752,517,257	2,129,408,183	711,281,189

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc.)

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Common	Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Stock	paid-in	Accumulated	stockholders’
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	Issuable	capital	deficit	deficit
Balance, December 31, 2018	623,964,144	$3,405,360	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	(5,960,691)	$(1,848,975)

Conversion of convertible debt	98,106,500	28,210	-	-	-	-	-	-	-	-	-	28,210
Net loss											(959,091)	(959,091)

Balance, March 31, 2019	722,070,644	3,433,570	3,000,000	45,000	-	-	-	-	125,000	536,356	(6,919,782)	(2,779,856)

Conversion of convertible debt	84,541,300	84,541	-	-	-	-	-	-	-	(26,601)	-	57,940
Preferred Stock no par returned	-	-	(3,000,000)	(45,000)	-	-	-	-	-	-	-	(45,000)
Preferred CL A Stock issued for investment	-	-	3,000,000	300	-	-	-	-	-	44,700	-	45,000
Preferred CL B Stock issued for investment	-	-	-	-	400,000	40	-	-	-	423,960	-	424,000
Preferred CL C Stock issued for investment	-	-	-	-	-	-	1,000,000	100	-	-	-	100

Net loss	-	-	-	-	-	-	-	-	-	-	(92,062)	(92,062)

Balance, June 30, 2019	806,611,944	$3,518,111	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$978,415	$(7,011,844)	$(2,389,878)

Balance, December 31, 2019	1,777,198,805	$3,800,405	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$858,218	$(6,025,926)	$(1,241,863)

Conversion of convertible debt	428,306,667	22,582	-	-	-	-	-	-	-	-	-	22,582

Warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781
Net income	-	-	-	-	-	-	-	-	-	-	359,710	359,710

Balance, March 31, 2020	2,205,505,472	3,822,987	3,000,000	300	400,000	40	1,000,000	100	125,000	863,999	(5,666,216)	(853,790)

Warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781
Net income	-	-	-	-	-	-	-	-	-	-	126,374	126,374

Balance, June 30, 2020	2,205,505,472	$3,822,987	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$869,780	$(5,539,842)	$(721,635)

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc)

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2019
Cash flows provided by (used for) operating activities:
Net income (loss)	$486,084	$363,616
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Amortization of debt discount	-	173,920
Debt settlement (income) loss	-	(226,299)
Issuance of common stock for services	11,562	(100)
Derivative liability adjustment	(680,082)	(522,173)
Loss on investment	63,000	130,000
Increase (decrease) in assets and liabilities:
Accounts payable	5,000	4,751
Income tax payable	-	-
Accrued expenses	102,817	38,698
Tax payable	-	(2,864)

Net cash used for operating activities	(11,619)	(40,451)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Proceeds from non-related loans	-	40,500
Proceeds from CARES Act loan	11,593	-

Net cash provied by (used for) financing activities	11,593	40,500

Net (decrease increase in cash	(26)	49
Cash, beginning of period	63	1

Cash, end of period	$37	$50

Supplemental disclosure of cash flow information
Amortization of deferred finance cost from non-cash transaction	$-	$-
Common stock issued for debt	$28,819	$28,819
Debt discount from convertible loan	$40,500	$40,500
Reclassification of derivative liabilitiy	$39,852	$39,852
Interest paid	$-	$-

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

Assets and liabilities measured at fair value are as follows as of June 30, 2020:

	Total	Level 1	Level 2	Level 3
Assets
Investments	$126,000	$126,000	$-	$-
Total assets measured at fair value	$126,000	$126,000	$-	$-

Liabilities
Derivative liability	$231,089	$-	$-	$231,089
Total liabilities measured at fair value	$231,089	$-	$-	$231,089

Assets and liabilities measured at fair value are as follows as of December 31, 2019:

	Total	Level 1	Level 2	Level 3
Assets
Investments	$189,000	$189,000	$-	$-
Total assets measured at fair value	$189,000	$189,000	$-	$-

Liabilities
Derivative liability	$893,171	$-	$-	$893,171
Total liabilities measured at fair value	$893,171	$-	$-	$893,171

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2019	$893,171
Fair value of derivative liabilities issued	134,115
Loss on change in derivative liabilities	(797,215)
Reclassify to equity upon payoff or conversion	(16,982)
Balance as of June 30, 2020	$213,089

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $5,539,842 as of June 30, 2020. The Company also had negative working capital of $847,635 at that date. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 - INVESTMENTS

During the year ended December 31, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Mobicard Inc. The shares were valued at the market price of $0.0023 per share, or $483,000 at the acquisition date. The shares are currently valued at a roughly 50% discount to the market price of $0.0006 per share as of June 30, 2020 for a total investment of $63,000, resulting in a loss of $243,220.

During the year ended December 31, 2019, the Company received 1,000,000 shares of Kanab Corp. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0001 per share.

Note 5 – VEHICLE DEPOSITS

Based on recent conversations with Aoxin and former management, we took an impairment charge for the vehicle deposit of $24,405.00 and wrote this asset down to $0 in the fourth quarter of 2018. Further, during the year ended December 31, 2019, we terminated all discussions and agreements with Aoxin and exited the market for importation of electric vehicles from China.

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

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

As of December 31, 2019, all related party loans and associated interest and penalties were converted into common equity. Current management has demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and has placed a stop action order on these shares with the Company’s transfer agent. At December 31, 2019 there were no outstanding loans to related parties.

Note 8 – CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with several third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of June 30, 2020, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note #1*	Auctus	1/6/17	2/6/18	$62,972	22.0%
Note #2*	Crown Bridge	9/15/17	9/15/18	6,248	10.0%
Note #5*	Jabro 1	7/23/18	4/30/19	21,000	12.0%
Note #6*	Jabro 2	10/01/18	7/15/19	11,500	12.0%
Note #8*	PowerUp 10	3/08/19	01/15/20	21,000	22.0%
Note #9*	Other	3/16/17	4/1/18	10,000	12.0%
Note #10*	Tri-Bridge	3/15/19	9/15/19	2,286	12.0%
Note #11*	PowerUp 11	7/9/19	4/30/20	35,000	12.0%
Note #12	GS Capital	9/6/19	9/6/20	35,000	12.0%
Note #13	GS Capital	11/21/19	11/21/20	18,000	12.0%
Note #14	PowerUp	11/21/19	11/21/20	18,000	12.0%
Total				$241,006
less discount				(63,350)
Net				$177,656

*Note is currently in default.

Note #1, issued on January 6, 2017, is in default and under the terms of the convertible promissory note, the Company is liable to pay 150% of the then outstanding principal and interest plus additional penalties for certain covenants that are breached. In addition to the note balance of $62,972 as of June 30, 2020, there are potential additional penalties and damages sought by the lender, which filed a civil lawsuit against the Company in October 2019 which was subsequently settled for $260,000.

During the six months ended June 30, 2020, third-party lenders converted $16,982 of principal and interest into 428,306,667 shares of common stock.

The variables used for the Binomial model are as listed below:

	December 31, 2019	June 30, 2020
●	Volatility: 253% - 286%	Volatility: 191% - 301%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.93% - 1.99%

●	Expected term: 1-3 years	Expected term: 1-10 months

The Company amortized a debt discount of $0 and $13,476 respectively, during the six months ended June 30, 2020 and year ended December 31, 2019 respectively, and $0 and $165,846, respectively during the three months ended June 30, 2020 and year ended December 31, 2019, respectively.

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

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. A third-party lender, Auctus Fund, LLC, served the Company notice of a civil lawsuit on November 1, 2019 seeking principal, interest and penalties of $283,000.00 related to a loan provided to the Company on or around January 6, 2017. The parties settled the litigation amicably for $260,000 in the fourth quarter of 2019 and amended the settlement in October 2020 (see Subsequent Events).

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

Note 12 – WARRANTS AND OPTIONS

As of June 30, 2020, the Company had thirty million warrants with an exercise price of $0.01 and a three-year expiration issued and outstanding to three members of our Advisory Board who were added to that newly created committee during March - April 2019. Additionally, we issued ten million warrants with a strike price of $0.005 and a three-year expiration to EDGE FiberNet, Inc. as compensation for strategic consulting. Further, our CEO, Vikram Grover, was to be issued 100 million warrants with a strike price of $0.001 upon bringing the Company current with its SEC reporting requirements, with an additional 100 million warrants with a strike price of $0.001 due upon our common stock closing at or above $0.01 for ten consecutive trading sessions. On July 22, 2019, the Company was brought current with regard to its SEC reporting requirements, and as a result, the initial 100 million warrants are due to be issued to Vikram Grover. Vikram Grover, our CEO, forfeited any right to receive the 100 million warrants to be issued for bringing the company current in its filings. During the six months ended June 30, 2020, the Company recognized $11,562 in expense related to these warrants. On December 31, 2019, a total of 40,000,000 warrants were outstanding with a weighted average life of 1.78 years and an intrinsic value of zero.

Note 13 – SUBSEQUENT EVENTS

On August 26, 2020, the Company issued its, CEO, Vikram Grover, 125,000 Series B Preferred Shares for accrued compensation of $25,000.

On August 27, 2020, a third-party lender converted $6,100 principal and $947.93 interest a convertible debenture into 128,144,181 restricted common shares. On August 31, 2020, a third-party lender converted $2,950 principal and $500 of fees of a convertible debenture into 115,000,000 common shares.

On September 3, 2020, the Company issued its CEO, Vikram Grover, 1,370,065 Restricted Series B Preferred shares for accrued compensation of $137,065.

On September 4, 2020, a third-party lender converted $57.96 principal, $2,811.59 intertest and $500 of fees of a convertible debenture into 112,318,333 common shares.

From September 10, 2020 through October 8, 2020, a third-party lender converted $25,000 warrants attached to a 2017 loan into 611,005,229 common shares. As a result, the debenture and warrants were retired.

On September 30, 2020, a third-party lender converted $20,229.66 principal and $6,743.22 interest of a convertible debenture into 179,819,200 common shares.

On October 8, 2020, a third-party lender converted $21,239.12 principal and $ $7,079.71 interest of a convertible debenture into 188,792,200 common shares.

On October 9, 2020, the Company issued its CEO, Vikram Grover, 93,750 Restricted Series B Preferred shares for accrued compensation of $37,500.

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

On December 7, 2020, we appointed John Kelly, a 30-year veteran of the technology and PPE markets, owner of our partner Company PPE Source International, LLC, to the Advisory Board. As part of the appointment, we issued Kelly ten (10) million common stock purchase warrants with a strike price of $0.001 and a three-year expiration.

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

Warrants

On November 3, 2020, the Company reduced the strike price on 10,000,000 warrants owned by Dr. Wayman Baker, PhD, from $0.01 per share to $0.001 per share. On December 2, 2020, the Company reduced the strike price on 10,000,000 warrants owned by Aldo Baiocchi, from $0.01 per share to $0.001 per share. On December 6, 2020, we issued Paul Benis 10,000,000 warrants with a three-year expiration and a strike price of $0.001. On December 8, 2020, we issued John Kelly 10,000,000 warrants with a three-year expiration and a strike price of $0.001.

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

FOMO CORP.’s predecessor entity was established in October 2012 and has not generated any revenues, nor has it realized a profit from its operations to date, and there is little likelihood that it will generate any revenues or realize any profits in the short term. Any profitability in the future from its business will be dependent upon the successful marketing and sales of future business activities. The Company may not be able to successfully carry out its business plan. There can be no assurance that it will ever achieve any revenues or profitability. Accordingly, its prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the automobile industry, and therefore it is a highly speculative venture involving significant financial risk.

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

Results of Operation for the Six Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020 and 2019, the Company had no operating revenues. During the six months ended June 30, 2020, the Company incurred operating expenses of $99,274, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the six months ended June 30, 2020, these operating losses combined with non-operating income (expenses) of $585,358 resulted in net income of $486,084. For the six months ended June 30, 2019, the Company had operating losses of $71,597 and non-operating income (expenses) of $435,213 leading to net income of $363,616.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of June 30, 2020 we had an accumulated deficit of $5,539,842. As of June 30, 2020, the Company had cash balance of $37 and a negative working capital of $587,634.

To date, we have funded our operations through short-term debt and equity financing. During the three months ended June 30, 2020, the Company received no borrowed funds from non-related parties. In addition, during this period the Company issued no common stock to lenders for conversions of principal and interest related to third-party debt.

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

Delinquent Loans

As of June 30, 2020, the Company is delinquent in its payments on loans owing to several third-party lenders totaling $170,006 in principal, accrued interest and penalties. The Company is in discussions with these lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

On November 1, 2019, the same note holder served us notice of a civil lawsuit seeking $283,000 in principal, interest and penalties for a loan made to the Company on or around January 6, 2017 in the amount of $78,750. The Company subsequently settled with this lender for $260,000 in common shares.

Off-balance Sheet Arrangements

Since our inception through June 30, 2020, we have not engaged in any off-balance sheet arrangements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On November 1, 2019, a third-party lender served the Company notice of a civil lawsuit seeking $283,000 in principal, interest and penalties for a loan provided to the Company on or around January 6, 2017 in the amount of $78,750. Both parties settled the matter for $260,000 in November 2019 and amended the settlement in October 2020.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2020, third-party lenders converted no principal and interest into shares of common stock.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2020, the Company was delinquent in its payments on loans due to third-party lenders in the aggregate amount of $170,006 including principal and accrued interest. Though none of these loans are secured by any assets of the Company, they do rank as senior to other claims and, in some cases, have certain rights preventing asset sales or other corporate actions

The Company is in discussions with its lenders to extend the maturity dates or to convert all or part of the notes into the Company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

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

FOMO CORP. (Formerly 2050 MOTORS, INC.)

Date: December 18, 2020	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: December 18, 2020	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

