Form 10-Q/A
period 2020-06-30
FOMO CORP.
filed 2020-12-21
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment Number 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020 of FOMO CORP. (the “Company”) filed with the Securities and Exchange Commission on December 21, 2020 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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