Form 10-Q
period 2020-09-30
FOMO CORP.
filed 2020-12-29
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares of Common Stock (no par value) of the registrant outstanding was 4,688,543,121 as of December 28, 2020. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 3,000,000 as of December 28, 2020. The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 1,000 shares of common stock) of the registrant outstanding was 4,170,065 as of December 28, 2020. The number of shares of Series C Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 1,000,000 as of December 28, 2020. The market value of common shares outstanding as of December 28, 2020 was $4,688,543.

FOMO CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2020

2

PART I

ITEM 1. FINANCIAL STATEMENTS

FOMO CORP.

FOMO CORP

(Formerly 2050 Motors, Inc.)

Condensed Balance Sheets

(Unaudited)

	As of	As of
	September 30, 2020	December 31, 2019
Assets

Current assets
Cash	-	63
Total current assets	-	63

Other assets:
Investments	232,340	189,000
Deposit	50,000	-

Total assets	$282,340	$189,063

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Bank over draft	$114	$-
Accounts payable	10,500	5,500
Accrued expenses	25,009	62,510
Loans payable due to non-related parties, net	143,249	187,798
Loan settlement	260,000	260,000
Loan CARES Act	11,593
Deposits	21,947	21,947
Derivative liablity	363,261	893,171
Total current liabilities	835,673	1,430,926

Total liabilities	835,673	1,430,926

Stockholders’ deficit
Common stock; no par value authorized: 3,000,000,000 shares at September 30, 2020 and December 31, 2019, respectively: issued and outstanding 2,875,974,986 at September 30, 2020 and 1,777,198,805 at December 31, 2019 respectively	3,885,791	3,800,405
Preferred stock Class A; $0.0001 par value authorized: 3,000,000 shares at September 30, 2020 and December 31, 2019, respectively: issued and outstanding 3,000,000 at September 30, 2020 and December 31, 2019, respectively: discretionary 1% dividend	300	300
Preferred stock Class B; $0.0001 par value authorized: 6,000,000 shares at September 30, 2020 and December 31, 2019, respectively: issued and outstanding 2,405,916 and 400,000 at September 30, 2020 and December 31, 2019,respectively: discretionary 1% dividend	241	40
Preferred stock Class C; $0.0001 par value authorized: 1,000,000 shares at September 30, 2020 and December 31, 2019, respectively: and issued and outstanding 1,000,000 and 1,000,000 at September 30, 2020 and December 31, 2019, respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	1,306,828	858,218
Accumulated deficit	(5,871,593)	(6,025,926)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(553,333)	(1,241,863)

Total liabilities and stockholders’ deficit	$282,340	$189,063

The accompanying notes are an integral part of these financial statements

FOMO CORP

(Formerly 2050 Motors, Inc.)

Condense Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	215,372	51,086	314,646	122,683

Net loss from operations	(215,372)	(51,086)	(314,646)	(122,683)

Other income (expenses)
Interest expense	(33,206)	(26,923)	(64,930)	(210,182)
Income (loss) on investment	42,000	-	(21,000)	(130,000)
Derivative liability gain (loss)	(150,173)	70,735	529,909	590,616
Debt settlement gain (loss)	25,000	-	25,000	226,299
Total other income (expenses)	(116,379)	43,812	468,979	476,733

Income (loss) before income taxes	(331,751)	(7,274)	154,333	354,050

Provision for income taxes	-	-	-	-

Net income (loss)	$(331,751)	$(7,274)	$154,333	$354,050

Net income (loss) per share, basic and diluted	$(0.0001)	$(0.0000)	$0.0001	$0.0004

Weighted average common equivalent share outstanding, basic and diluted	2,344,262,083	1,353,224,099	2,202,595,038	927,613,724

The accompanying notes are an integral part of these financial statements

FOMO CORP

(Formerly 2050 Motors, Inc.)

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Common	Additional		Total
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	Stock Issuable	paid-in capital	Accumulated deficit	stockholders’ deficit
Balance, December 31, 2018	623,964,144	$3,405,360	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	(5,960,691)	$(1,848,975)

Conversion of convertible debt	98,106,500	28,210	-	-	-	-	-	-	-	-	-	28,210
Net loss											(959,091)	(959,091)

Balance, March 31, 2019	722,070,644	3,433,570	3,000,000	45,000	-	-	-	-	125,000	536,356	(6,919,782)	(2,779,856)

Conversion of convertible debt	84,541,300	84,541	-	-	-	-	-	-	-	(26,601)	-	57,940
Preferred Stock no par returned	-	-	(3,000,000)	(45,000)	-	-	-	-	-	-	-	(45,000)
Preferred CL A Stock issued for investment	-	-	3,000,000	300	-	-	-	-	-	44,700	-	45,000
Preferred CL B Stock issued for investment	-	-	-	-	400,000	40	-	-	-	423,960	-	424,000
Preferred CL C Stock issued for investment	-	-	-	-	-	-	1,000,000	100	-	-	-	100

Net income	-	-	-	-	-	-	-	-	-	-	1,322,707	1,322,707

Balance, June 30, 2019	806,611,944	3,518,111	3,000,000	300	400,000	40	1,000,000	100	125,000	978,415	(5,597,075)	(975,109)

Conversion of convertible debt	897,783,861	136,773	-	-	-	-	-	-	-	-	-	136,773

Net loss	-	-	-	-	-	-	-	-	-	-	(7,274)	(7,274)

Balance, September 30, 2019	1,704,395,805	$3,654,884	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$978,415	$(5,604,349)	$(845,610)

Balance, December 31, 2019	1,777,198,805	$3,800,405	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$858,218	$(6,025,926)	$(1,241,863)

Conversion of convertible debt	428,306,667	22,582	-	-	-	-	-	-	-	-	-	22,582

Warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781

Net income	-	-	-	-	-	-	-	-	-	-	359,710	359,710

Balance, March 31, 2020	2,205,505,472	3,822,987	3,000,000	300	400,000	40	1,000,000	100	125,000	863,999	(5,666,216)	(853,790)

Warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781

Net income	-	-	-	-	-	-	-	-	-	-	126,374	126,374

Balance June 30, 2020	2,205,505,472	3,822,987	3,000,000	300	400,000	40	1,000,000	100	125,000	869,780	(5,539,842)	(721,635)

Conversion of convertible debt	670,469,514	62,804	-	-	-	-	-	-	-	-	-	62,804

Preferred series B stock issued for services	-	-	-	-	250,000	25	-	-	-	154,975	-	155,000

Preferred series B stock issued for accrued compensation	-	-	-	-	1,495,065	150	-	-	-	161,915	-	162,065

Preferred series B stock issued for deposit on asset purchase	-	-	-	-	100,000	10	-	-	-	49,990	-	50,000

Preferred series B stock issued for investment	-	-	-	-	160,851	16	-	-	-	64,324	-	64,340

Warrants	-	-	-	-	-	-	-	-	-	5,844	-	5,844

Net loss	-	-	-	-	-	-	-	-	-	-	(331,751)	(331,751)

Balance, September 30, 2020	2,875,974,986	$3,885,791	3,000,000	$300	2,405,916	$241	1,000,000	$100	$125,000	$1,306,828	$(5,871,593)	$(553,333)

The accompanying notes are an integral part of these financial statements

FOMO CORP

(Formerly 2050 Motors, Inc.)

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows provided by (used for) operating activities:
Net income (loss)	$154,333	$354,050
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Amortization of debt discount	-	244,085
Loss on investment	21,000	130,000
Debt settlement (income) loss	(25,000)	(226,299)
Issuance of common stock and warrants for services	172,406	(100)
Derivative liability adjustment	(529,909)	(583,032)
Increase (decrease) in assets and liabilities:
Accounts payable	5,000	4,751
Accrued expenses	190,400	14,301
Tax payable	-	(2,864)

Net cash used for operating activities	(11,770)	(65,108)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Bank overdraft	114	-
Proceeds from non-related loans	-	75,190
Proceeds from CARES Act loan	11,593	-

Net cash provied by (used for) financing activities	11,707	75,190

Net (decrease) increase in cash	(63)	10,082
Cash, beginning of period	63	1

Cash, end of period	$-	$10,083

Supplemental disclosure of cash flow information
Common stock issued for debt	$85,386	$28,819
Preferred stock issued for accrued compensation	$187,065	$-
Preferred stock issued for deposit on asset purchase	$50,000	$-
Preferred stock issued for investment	$64,330	$-
Debt discount from convertible loan	$-	$40,500
Reclassification of derivative liabilitiy	$-	$39,852

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

Assets and liabilities measured at fair value are as follows as of September 30, 2020

	Total	Level 1	Level 2	Level 3
Assets
Investments	$232,340	$232,340	$-	$-
Total assets measured at fair value	$232,340	$232,340	$-	$-

Liabilities
Derivative liability	$363,261	$-	$-	$363,261
Total liabilities measured at fair value	$363,261	$-	$-	$363,261

Assets and liabilities measured at fair value are as follows as of December 31, 2019:

	Total	Level 1	Level 2	Level 3
Assets
Investments	$189,000	$189,000	$-	$-
Total assets measured at fair value	$189,000	$189,000	$-	$-

Liabilities
Derivative liability	$893,171	$-	$-	$893,171
Total liabilities measured at fair value	$893,171	$-	$-	$893,171

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2019	$893,171
Fair value of derivative liabilities issued	134,115
Loss on change in derivative liabilities	(647,043)
Reclassify to equity upon payoff or conversion	(16,982)
Balance as of September 30, 2020	$363,261

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the year ended December 31, 2019 and nine months ended September 30, 2020, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $5,871,593 as of September 30, 2020. The Company also had negative working capital of $835,673 at that date. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 - INVESTMENTS

During the year ended December 31, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Mobicard Inc. The shares were valued at the market price of $0.0023 per share, or $483,000 at the acquisition date. The shares are currently valued at the market price of $0.0015 per share at September 30, 2020 for a total investment of $155,780, resulting in a loss of $268,220.

During the year ended December 31, 2019, the Company received 1,000,000 shares of Kanab Corp. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0001 per share.

During the month of September, 2020, the Company issued 160,851 Preferred Series B shares as deposit on the Purchase of Purge Virus LLC. The shares were valued at $0.40 per share for a value of $64,340. The transaction closed in October of 2020.

On September 22, 2020, the Company issued 100,000 shares

Note 5 – VEHICLE DEPOSITS

Based on recent conversations with Aoxin and former management, we took an impairment charge for the vehicle deposit of $24,405.00 and wrote this asset down to $0 in the fourth quarter of 2018. Further, during the year ended ended December 31, 2019, we terminated all discussions and agreements with Aoxin Motors and exited the market for importation of electric vehicles from China.

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

Note 7 – LOANS PAYABLE DUE TO RELATED PARTIES

As of September 30, 2020, all related party loans and associated interest and penalties were converted into common equity. Current management has demanded documentation of the providence of these loans. Management is reviewing legal options for recovery of these shares and has placed a stop action order on these shares with the Company’s transfer agent. At September 30, 2020 there were no outstanding loans to related parties.

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

	Lender	Origination	Maturity	Amount	Interest

Note #1*	Auctus	1/6/17	2/6/18	$37,673	22.0%
Note #2*	Crown Bridge	9/15/17	9/15/18	3,240	10.0%
Note #5*	Jabro 1	7/23/18	4/30/19	21,000	12.0%
Note #6*	Jabro 2	10/01/18	7/15/19	11,500	12.0%
Note #8*	PowerUp 10	3/08/19	01/15/20	21,000	22.0%
Note #9*	Other	3/16/17	4/1/18	10,000
Note #10*	Tri-Bridge	3/15/19	9/15/19	2,286	12.0%
Note #11*	PowerUp 11	7/9/19	4/30/20	35,000	12.0%
Note #12	GS Capital	9/6/19	9/6/20	28,900	12.0%
Note #13	GS Capital	11/21/19	11/21/20	18,000	12.0%
Note #14	PowerUp 12	11/21/19	11/21/20	18,000	12.0%
Total				$206,599
less discount				(63,350)
Net				$143,249

*Note is currently in default.

Note #1, issued on January 6, 2017, is in default and under the terms of the convertible promissory note, the Company is liable to pay 150% of the then outstanding principal and interest plus additional penalties for certain covenants that are breached. In addition to the note balance of $62,972 as of June 30, 2020, there are potential additional penalties and damages sought by the lender, which has filed a civil lawsuit against the Company. In October 2019 which was subsequently settled for $260,000.

During the nine months ended September 30, 2020, third-party lenders converted $85,386 of principal and interest into 1,098,776,181 shares of common stock.

The variables used for the Binomial model are as listed below:

	December 31, 2019	September 30, 2020
●	Volatility: 253% - 286%	Volatility: 191% - 301%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.93% - 1.99%

●	Expected term: 1-3 years	Expected term: 1-10 months

The Company amortized a debt discount of $0 and $13,476 respectively, during the nine months ended September 30, 2020 and year ended December 31, 2019 respectively, and $0 and $165,846, respectively during the nine months ended September 30, 2020 and year ended December 31, 2019, respectively.

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

During the nine months September 30, 2020, third-party lenders converted $85,386 of principal and interest into 1,098,776,181 shares of common stock.

On August 26, 2020, the Company issued its, CEO, Vikram Grover, 125,000 Series B Preferred Shares for accrued compensation of $50,000.00.

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

During September 2020, The Company issued 250,000 restricted Series B Preferred shares for services at par value.

On September 3, 2020, the Company issued 160,851 restricted Series B Preferred shares as a deposit for purchase of Purge Virus, LLC at par value.

On September 22, 2020, we issued John Kelly, owner of PPE Source International LLC (PPESI), a provider of PPE to small, medium and large businesses, institutions and government customers, 100,000 Series B Preferred Shares valued at $0.10 per share for a total value of $10,000, for a 180-day exclusive option to purchase his 100% member interests in PPESI.

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

On October 12, 2019, we appointed Dr. Wayman Baker, PhD, a scientist previously employed by the National Weather Service, to the Advisory Board. As a result, we issued Dr. Baker, ten (10) million common stock purchase warrants with a strike price of $0.01 and a three-year expiration, whose strike price was subsequently amended to $0.001 in 2020.

On October 9, 2020, the Company issued its CEO, Vikram Grover, 93,750 Series B Preferred Shares for accrued compensation of $37,500.

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

Results of Operation for the Nine Months Ended September 30, 2020 and 2019

During the three months ended September 30, 2020 and 2019, the Company had no operating revenues. During the nine months ended September 30, 2020, the Company incurred operating expenses of $314,646, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the nine months ended September 30, 2020, these operating losses combined with non-operating income (expenses) of $468,978 resulted in net income of $154,333. For the nine months ended September 30, 2019, the Company had operating losses of $122,683 and non-operating income (expenses) of $476,733 leading to net income of $354,050.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of September 30, 2020 we had an accumulated deficit of $5,871,593. As of September 30, 2020, the Company had cash overdraft of $114 and a negative working capital of $835,673.

To date, we have funded our operations through short-term debt and equity financing. During the three months ended September 30, 2020, the Company received no borrowed funds from non-related parties. In addition, during this period the Company issued no common stock to lenders for conversions of principal and interest related to third-party debt.

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

Delinquent Loans

As of September 30, 2020, the Company is delinquent in its payments on loans owing to several third-party lenders totaling $170,599 in principal, accrued interest and penalties. The Company is in discussions with these lenders to extend the maturity dates or to convert all or part into the company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

On November 1, 2019, the same note holder served us notice of a civil lawsuit seeking $283,000 in principal, interest and penalties for a loan made to the Company on or around January 6, 2017 in the amount of $78,750. The Company subsequently settled with this lender for $260,000 in common shares.

Off-balance Sheet Arrangements

Since our inception through September 30, 2020, we have not engaged in any off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2020, third-party lenders converted $85,386 principal and interest into 1,098,776,181 shares of common stock.

On August 26, 2020, the Company issued its, CEO, Vikram Grover, 125,000 Series B Preferred Shares for accrued compensation of $50,000.00.

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

During September 2020, The Company issued 250,000 restricted Series B Preferred shares for services at par value.

On September 3, 2020, the Company issued 160,851 restricted Series B Preferred shares as a deposit for purchase of Purge Virus, LLC at par value.

On September 22, 2020, we issued John Kelly, owner of PPE Source International LLC (PPESI), a provider of PPE to small, medium and large businesses, institutions and government customers, 100,000 Series B Preferred Shares for a 180-day exclusive option to purchase his 100% member interests in PPESI.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2020, the Company was delinquent in its payments on loans due to third-party lenders in the aggregate amount of $170,599 including principal and accrued interest. Though none of these loans are secured by any assets of the Company, they do rank as senior to other claims and, in some cases, have certain rights preventing asset sales or other corporate actions

The Company is in discussions with its lenders to extend the maturity dates or to convert all or part of the notes into the Company’s common stock. There is no assurance that these discussions will result in amicable settlements. Any legal action by any one of the lenders could have a material adverse effect on the Company and its ability to continue operations.

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

FOMO CORP. (Formerly 2050 MOTORS, INC.)

Date: December 29, 2020	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: December 29, 2020	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

