Form 10-K
period 2020-12-31
FOMO CORP.
filed 2021-04-06
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The Aggregate market value of the Company’s common shares issued and outstanding as of April 6, 2021, was $42,464,120. The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2020, was $5,988,248.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of December 31,2020, there were 4,713,543,121 shares of Common Stock, no par value, outstanding. We also had 3,000,000 Series A Preferred shares .0001 par value convertible into 150,000,000 common shares, 4,463,815 Series B Preferred shares .0001 par value convertible into 4,463,815,000 common shares, and 1,000,000 Series C Preferred shares .0001 par value convertible into 1,000,000 common shares. As of December 31, 2021, there were fully diluted shares issued and outstanding of 9,328,358,121.

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

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith based on management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs, or projections will result or be achieved or accomplished.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the information set forth under “Item 1. Description of Business” below. Considering these risks, uncertainties and assumptions, the future events, developments, or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

History and Development of the Company

Prior to 2019, FOMO CORP., previously known as “2050 Motors, Inc.”, had an agreement, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the U.S. Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle (“EV”) design and electric light truck to be manufactured by Jiangsu Aoxin New Energy Automobile Co., Ltd. (“Aoxin Automobile”) located in the People’s Republic of China (“PRC”). In May 2019, the EV business was dissolved.

Today, FOMO CORP. is a development stage company with no operating history. Any profitability in the future from the business will be dependent upon the successful marketing and sales of products and services developed and/or purchased. Accordingly, FOMO CORP.’s prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, and therefore it is a highly speculative venture involving significant financial risk.

On October 19, 2020, the Company acquired 100% of the member interests of Purge Virus, LLC and has acquired lighting and energy management technology in 2021. See SUBSEQUENT EVENTS for information on developments announced after December 31, 2020, including our closing of the acquisitions of the assets of Independence LED lighting, LLC and Energy Intelligence Center, LLC.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

None

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

There has only been limited trading for the Company’s Common Stock over the past ten years. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or a security to purchase equity with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Shares Available for Future Sale

Approximately 4.1% of all outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral, or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

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

Repurchases of Equity Securities

None

Our common stock is approved for quotation on the OTC Markets’ pink sheet marketplace under the symbol “ETFM”. We have applied for a ticker change with FINRA, though there can be no assurances our request is completed. The pink sheet marketplace is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The pink sheet securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On December 31, 2020, the closing price of our common stock reported on the pink sheet marketplace was $0.0014 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTC Pink Sheets market.

	High Bid	Low Bid

Fiscal Year Ending December 31, 2019

Quarter Ended March 31, 2019	$0.0001	$0.0004
Quarter Ended June 30, 2019	$0.0023	$0.0004
Quarter Ended September 30, 2019	$0.0010	$0.0001
Quarter Ended December 31, 2019	$0.0002	$0.0001

Fiscal Year Ending December 31, 2020

Quarter Ended March 31, 2020	$0.0003	$0.0001
Quarter Ended June 30, 2020	$0.0001	$0.0001
Quarter Ended September 30, 2020	$0.0001	$0.0006
Quarter Ended December 31, 2020	$0.0003	$0.0019

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

Between January 1, 2019 and December 31, 2019, the Company did not issue any shares of common stock to related parties.

Between January 1, 2020 and December 31, 2020, the Company issued to third-party lenders a total of 2,936,347,316 shares of common stock pursuant to conversions of 761,456 debt. In accordance with the “tacking” provisions under the rules and regulations of the 1933 Act, the request for conversions were accompanied by opinions of counsel and therefore all the shares were issued without restrictions on sales or transfers.

Between January 1, 2020 and December 31, 202, the Company did not issue any shares of common stock to related parties.

Additional Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our legal name is FOMO CORP., listed on the SEC’s EDGAR system. Our internet website address is http://www.fomoworldwide.com.

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth because of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

Plan of Operation

The Company is currently pursuing additional funding sources that would enable it to acquire the acquisitions currently under an LOI and sustain its planned operations. We intend to pursue additional opportunities to expand the Company.

Costs and Resources

To the extent that the Company’s capital resources are insufficient to meet planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative, or other arrangements with corporate partners, licensees, or others, and from other sources.

Results of Operation for the years ended December 31, 2020 and 2019

During the year ending December 31, 2020, the Company had operating revenues of $92,114. During the year ending December 31, 2020 the Company had cost of revenues of $88,354. During the year ending December 31, 2020, the Company incurred operating expenses of $1,358,295 consisting primarily of consulting fees, travel expenses and general and administrative costs. During the year ended December 31, 2019, the Company incurred operating expenses of $212,708. These operating expenses combined with a lack of operating revenues resulted in net losses of ($1,392,968) and ($65,235) for the periods ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the Company had a stockholders’ deficit of ($470,222) compared to a stockholders’ deficit of ($1,241,863) as of December 31, 2019. The decreased stockholders’ deficit was due to the net losses in 2020 primarily due to the issuance of common stock for reduction of debt, finance fees, and non-cash charges for changes in derivative valuations associated with the embedded conversion features of convertible debentures.

Equity and Capital Resources

We have incurred losses since inception of our business and, as of December 31, 2020, we had an accumulated deficit of ($7,418,894). As of December 31, 2020, we had cash of $12,069 and negative working capital of ($1,135,594).

To date, we have funded our operations through short-term debt and equity financing. During the year ended December 31, 2020 the Company received $115,000 of borrowed funds, comprised of $0 from related parties and $115,000 from non-related parties. In addition, during the year ended December 31, 2020, the Company issued the following shares of common stock: 0 shares for cash proceeds, 2,936,347,316 shares for reduction and settlement of third-party debt and no shares for services.

Delinquent Loans

At December 31. 2020 the Company is delinquent in its payments on loans owing to 3 different lenders in the aggregate amount of $226,186 excluding potential penalties. The Company is in discussions with such lenders to extend the maturity dates or to convert all or part into the company’s common stock.

Off-balance Sheet Arrangements

None.

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

FOMO CORP. and Subsidiaries

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of FOMO CORP and Subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FOMO CORP and Subsidiaries. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Debt and equity transactions

As described in Notes 6, 9 and 10 to the consolidated financial statements, the Company had various debt and equity transactions that required accounting considerations and significant estimates.

The Company acquired 100% of the member interests of Purge Virus, LLC for consideration of 2,000,000 Series B Preferred Shares. The Series B Preferred Shares are convertible into 1,000 shares of common stock. The Company valued the acquisition at $800,000, or the fair value of the Series B Preferred Stock if converted to common stock. As a result of the acquisition, the Company recognized intangible assets of $225,000 and Goodwill of $596,906. The intangible assets are being amortized over their useful lives, ranging from 3 to 10 years.

The Company determined that variable conversion features issued in connection with certain financings required derivative liability classification. These variable conversion features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model. The value of the embedded derivative liabilities related to the convertible debentures was $834,230 at December 31, 2020.

The Company issued warrants for services. The Company determined the fair value of the embedded derivatives using the Black-Scholes-Merton option pricing model and recognized the expense over the requisite service period. The value of the warrants was $862,160 for the year ended December 31, 2020.

We identified the accounting considerations and related valuations, including the related fair value determinations of the various debt and equity financings and classification of such as a critical audit matter. The principal considerations for our determination were: (1) the accounting consideration in determining the nature of the various features (2) the evaluation of the potential derivatives and potential bifurcation in the instruments, (3) considerations related to the determination of the fair value of the various debt and equity instruments and the conversion features that include valuation models and assumptions utilized by management, and (4) relating to the acquisition of Purge Virus LLC, the allocation of the purchase price. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to management’s conclusion on the evaluation and related valuation of freestanding and embedded derivatives, included the following, among others: (1) evaluating the relevant terms and conditions of the various financings, (2) assessing the appropriateness of conclusions reached by the Company with respect to the accounting for the convertible debt, and the assessment and accounting for potential derivatives and (3) independently recomputing the valuations determined by Management.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019.

Bayville, NJ

April 6, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Consolidated Balance Sheets

	As of	As of
	December 31, 2020	December 31, 2019
Assets

Current assets
Cash	12,069	63
Accounts receivable	20,859
Prepaid Expense	910
Total current assets	33,838	63

Other assets:
Investments	168,000	189,000
Intangible assets	205,250	-
Goodwill	596,906	-
Total other assets	971,156	189,000

Total assets	$1,004,994	$189,063

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$63,291	$5,500
Tax payable	-	-
Accrued expenses	-	62,510
Accrued interest on loans payable	24,945	-
Customer deposit	5,614	21,947
Loan payable related party	3,574	-
Loans payable due to non-related parties, net	226,186	187,798
PPP Loan	11,593	-
Loan settlement	-	260,000
Derivative liability	834,230	893,171
Total current liabilities	1,169,433	1,430,926

Total liabilities	1,169,433	1,430,926

Stockholders’ deficit
Common stock; no par value authorized: 10,000,000,000 shares at December 31, 2020 and 2018, respectively: issued and outstanding 4,713,543,121 and 1,777,195,805 at December 31, 2020 and 2019, respectively	4,232,960	3,800,405
Preferred stock Class A; $0.0001 par value authorized: 78,000,000 shares at December 31, 2020 and 2019, respectively: issued and outstanding 3,000,000 at December 31, 2020 and 2019, respectively: discretionary 1% dividend	300	300
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares at December 31, 2020 and 2019, respectively: issued and outstanding 4,463,815 and 400,000 at December 31, 2020 and 2019,respectively: discretionary 1% dividend	446	40
Preferred stock Class C; $0.0001 par value authorized: 2,000,000 shares at December 31, 2020 and 2019, respectively: and issued and outstanding 1,000,000 and 1,000,000 at December 31, 2020 and 2019,respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	3,139,400	858,218
Accumulated deficit	(7,662,645)	(6,025,926)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(164,439)	(1,241,863)

Total liabilities and stockholders’ deficit	$1,004,994	$189,063

The accompanying notes are an integral part of these financial statements

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Consolidated Statement of Operations

	For the Year Ended December 31,
	2020	2019

Operating revenue	$92,114	$-

Cost of revenue	88,354	$-

Gross profit	$3,760

Operating expenses:
General and administrative	1,602,046	212,708

Loss from operations	(1,354,535)	(212,708)

Other income (expenses)
Interest expense	(165,821)	(18,032)
Amortization of discount	-	(100,299)
Loss on investment	(21,000)	(247,220)
Debt settlement gain (loss)	89,447	582,600
Derivative liability gain (loss)	58,941	(69,576)
Total other income (expenses)	38,433	147,473

Loss before income taxes	(1,636,719)	(65,235)

Provision for income taxes

Net loss	$(1,636,719)	$(65,235)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common equivalent share outstanding, basic and diluted	2,506,371,138	1,127,890,040

The accompanying notes are an integral part of these financial statements

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number of Shares	No par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Common Stock Issuable	Additional paid-in capital	Accumulated deficit	Total stockholders’deficit
Balance, December 31, 2018	623,964,144	$3,405,360	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	$(5,960,691)	$(1,848,975)

Conversion of convertible debt	1,153,231,661	395,045	-	-	-	-	-	-	-	(163,601)	-	231,444
Preferred Stock no par returned	-	-	(3,000,000)	(45,000)	-	-	-	-	-	-	-	(45,000)
Preferred CL A Stock issued for investment	-	-	3,000,000	300	-	-	-	-	-	44,700	-	45,000
Preferred CL B Stock issued for investment	-	-	-	-	400,000	40	-	-	-	423,960	-	424,000
Preferred CL C Stock issued for investment	-	-	-	-	-	-	1,000,000	100	-	-	-	100
Warrants issued for services	-	-	-	-	-	-	-	-	-	16,803		16,803
Net loss	-	-	-	-	-	-	-	-	-	-	(65,235)	(65,235)

Balance, December 31, 2019	1,777,195,805	3,800,405	3,000,000	300	400,000	40	1,000,000	100	125,000	858,218	(6,025,926)	(1,241,863)

Conversion of convertible debt	2,936,347,316	432,555	-	-	-	-	-	-	-	213,901	-	646,456
Preferred CL B Stock issued for services	-	-	-	-	1,963,815	196	-	-	-	355,331	-	355,527
Preferred CL B Stock issued for acquisition of Purge Virus LLC	-	-	-		2,000,000	200				799,800		800,000
Preferred CL B Stock issued for PPE Source International, Inc.	-	-			100,000	10				49.990		50,000
Warrants issued for services	-	-	-	-	-	-	-	-	-	862,160	-	862,160
Net loss	-	-	-	-	-	-	-	-	-	-	(1,636,719)	(1,636,719)

Balance, December 31, 2020	4,713,543,121	4,232,960	3,000,000	300	4,463,815	446	1,000,000	100	125,000	3,139,400	(7,662,645)	(164,439)

The accompanying notes are an integral part of these financial statements

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Consolidated Statement of Cash Flows

	For the year ended December 31,
	2020	2019
Cash flows provided by (used for) operating activities:
Net loss	$(1,636,719)	$(65,235)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization of debt discount		244,085
Issuance of preferred stock and warrants for services	1,495,911	(100)
Impairment loss	21,000	247,220
Loss on debt conversions	-	-
Loss (gain) on debt settlement	25,911	(582,600)
Derivative liability adjustment	(58,941)	637,931
Increase (decrease) in assets and liabilities:
Deposits	21,946	-
Accounts payable	56,845	(580,338)
Income tax payable	-	(2,864)
Accrued expenses		21,210
Accrued officers Salary	(61,565)	-
Accrued interest on loans payable	-	(49,740)

Net cash used for operating activities	(135,612)	(130,431)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Proceeds from related party loan	3,574	-
Proceeds from Cares Act PPP Loan	11,593
Proceeds from non-related loans	115,000	113,690
Proceeds of cash from subsidiary	17,451	-

Net cash provided by (used for) financing activities	147,618	113,690

Net (decrease) increase in cash	12,006	(16,741)
Cash, beginning of period	63	1

Cash, end of period	$12,069	$(16,740)

Supplemental disclosure of cash flow information
Common stock issued for debt	$761,456	$249,484
Debt discount from convertible loan	$-	$-

The accompanying notes are an integral part of these financial statements

FOMO CORP. and subsidiaries

(formerly 2050 MOTORS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

FOMO CORP. previously known as “2050 Motors, Inc.” (“the Company”) is the successor to an entity incorporated on April 22, 1986 in the state of California. 2050 Motors, Inc. The Company’s sole operating subsidiary from 2014-2019, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. In 2019, management dissolved the Company’s Nevada subsidiary as the electric vehicle (“EV”) strategies had failed. Meanwhile, the Company incubated an Internet business targeting the Cannabis market @ www.kanab.club and pursued various ventures in the Internet, communications, and technology markets. The Company purchased Purge Virus, LLC to enter the viral disinfection market on October 19, 2020, has since closed lighting and energy management acquisitions, and has announced several letters of intent (“LOI’s”) to acquire additional technology and services businesses. See SUBSEQUENT EVENTS for further information on corporate developments post-2020.

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

On May 14, 2019, we dissolved our 2050 Motors, Inc. Nevada subsidiary and terminated all discussions and contractual relationships with Chinese manufacturers.

On December 16, 2019, we changed our company name to “FOMO CORP.” with the Secretary of State of California on the SEC’s EDGAR system. On November 17, 2020, we applied for a name change with FINRA and have responded to comments several times.

On October 19, 2020, FOMO CORP purchased Purge Virus, LLC and consequently entering the viral disinfection market.

On November 17, 2020, an application was submitted to FINRA to change the name and ticker symbol from 2050 Motors and ETFM to FOMO CORP. and FOMO, respectively. Subsequently, FINRA stated that the “FOMO” ticker symbol was no longer available and a new ticker symbol was requested.

As of December 30, 2020, the Company was current with its financials.

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

Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries, 2050 Motors, Inc. and Purge Virus, LLC All material intercompany balances and transactions have been eliminated in consolidation.

Cash

Cash consists of deposits in one large national bank. On December 31, 2020 and December 31, 2019, respectively, the Company had $12,069 and $63 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company analyses all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

We have recorded the conversion option on notes as a derivative liability because of the variable conversion price, which in accordance with U.S. GAAP, prevents them from being considered as indexed to our stock and qualified for an exception to derivative accounting.

We recognize derivative instruments as either assets or liabilities on the accompanying balance sheets at fair value. We record changes in the fair value of the derivatives in the accompanying statement of operations.

Assets and liabilities measured at fair value are as follows as of December 31, 2020:

	Total	Level 1	Level 2	Level 4
Assets
Investments	168,000	168,000
Total assets measured at fair value	168,000	168,000

Liabilities
Derivative liability	834,230			834,230
Total liabilities measured at fair value	834,230			834,230

Assets and liabilities measured at fair value are as follows as of December 31, 2019:

	Total	Level 1	Level 2	Level 4
Assets
Investments	189,000	189,000
Total assets measured at fair value	189,000	189,000

Liabilities
Derivative liability	893,171			893,171
Total liabilities measured at fair value	893,171			893,171

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2018	$876,058
Fair value of derivative liabilities	134,115
Loss on conversion	69,576
Gain on change in derivative liabilities	(186,578)
Balance as of December 31, 2019	$893,171

Balance as of December 31, 2019	$893,171
Fair value of derivative liabilities	266,068
Loss on conversion	(483,793)
Gain on change in derivative liabilities	158,784
Balance as of December 31, 2020	$834,230

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the year ended December 31, 2020 and 2019, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

Concentration of Credit Risk

Cash is mainly maintained by one highly qualified institution in the United States. At no time were such amounts more than federally insured limits. Management does not believe that the Company is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company has not experienced any losses on our deposits of cash.

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

On December 31, 2020 and December 31, 2019, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended December 31, 2019 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on March 5, 2019, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 10-99 filings for compensation paid to prior management, employees, consultants, contractors and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

Concentration of Credit Risk

Cash is mainly maintained by one highly qualified institution in the United States. At various times, such amounts are more than federally insured limits. Management does not believe that the Company is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company has not experienced any losses on our deposits of cash.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2020 and 2019 was zero.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606 – Contracts with Customers. Revenue from sales of products is recognized when the related performance obligation is satisfied. The Company’s performance obligation is satisfied upon the shipment or delivery of products to customers.

Stock-Based Compensation

The Company accounts for all stock-based compensation using a fair value-based method. The fair value of equity-classified awards granted to employees is estimated on the date of the grant using the Black-Scholes option-pricing model and the related stock-based compensation expense is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Goodwill and Other Acquired Intangible Assets

The Company initially records goodwill and other intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment, historically during our fourth quarter.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of ($7,662,645) as of December 31, 2020. The Company also had negative working capital of ($1,136,505) on December 31, 2020, and had operating losses of ($1,598,286) and ($65,235) for the years ended December 31, 2020 and 2019, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 - INVESTMENTS

During the year ended December 31, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Mobicard Inc. The shares were valued at the market price of $0.0023 per share, or $483,000, at the acquisition date. The shares are currently valued at the market price of $0.0008 per share on December 31, 2020 for a total investment of $168,000.

During the year ended December 31, 2019, the Company received 1,000,000 shares of KANAB CORP. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0001 per share.

On October 19, 2020, the Company acquired 100% of the member interests of Purge Virus, LLC for consideration of 2,000,000 Series B Preferred Shares, valued at their market value of $800,000. As a result of the acquisition, the Company recognized intangible assets of $225,000 and Goodwill of $596,906. The intangible assets are being amortized over their useful lives, ranging from 3 to 10 years.

Note 5 – LOANS PAYABLE DUE TO RELATED PARTIES

As of December 31, 2020, the Company subsidiary’s chief executive officer had an outstanding balance of $3,574. The loan is non-interest bearing and due on demand.

Note 6 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with three third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of December 31, 2020, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note	Auctus	10/28/20	10/28/21	115,000	10.0%
Note #8*	Power Up 10	03/08/19	01/15/20	9,000	10.0%
Note #10*	Tri-Bridge	3/15/19	9/15/19	2,286	10.0%
Note #11*	PowerUp 11	7/9/19	4/30/20	35,000	12.0%
Note #12*	GS Capital	9/6/19	9/6/20	28,900	12.0%
Note #13*	GS Capital	11/21/19	11/21/20	18,000	12.0%
Note #14*	PowerUp	11/21/19	11/21/20	18,000	12.0%
Total				$226,186
less discount				0
Net				$226,186

*Note is currently in default.

As of March 31, 2021, all of the above notes have been retired and there are no loans in default at March 31, 2021.

During the year ended December 31, 2019, third-party lenders converted $231,444 of principal and interest into 1,153,211,664 shares of common stock.

During the year ended December 31, 2020, third-party lenders converted $809,292 of principal and interest into 2,936,347,316 shares of common stock.

The variables used for the Black-Scholes model are as listed below:

	December 31, 2020	December 31, 2019

●	Volatility: 253% - 466%	Volatility: 191% - 455%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.93% - 1.99%

●	Expected term: 1-3 years	Expected term: 1-3 years

The Company amortized a debt discount of $63,350 and $100,299 respectively, during the years ended December 31, 2020 and 2019, respectively.

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

On October 28, 2020, a third-party lender funded the Company $115,000.00 in a 12% convertible debenture due October 28, 2021. The transaction netted the Company $98,000.00 after original issue discount (OID) of $15,000.00 and placement agent fees of $2,000.00.

Note 7 – COMMITMENTS AND CONTINGENCIES

Aoxin License Agreement

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

A third-party lender, Auctus Fund, LLC, served the Company notice of a civil lawsuit on November 1, 2019 seeking principal, interest and penalties of $283,000.00 related to a loan provided to the Company on or around January 6, 2017. On November 25, 2019, the Company reached a Settlement Agreement and Mutual General Release with Auctus Fund, LLC. As part of the agreement, the Company agreed that the settlement value of the note and accrued interest was $60,522.32 and the Company would issue the following shares to settle the note and accrued interest:

●	On or before November 1, 2020- 264,680,377 Settlement Shares; plus
●	On or before December 2, 2020 – 264,680,378 Settlement Shares; plus
●	On or before January 1, 2021 – 264,680,378 Settlement Shares.

The Company agreed to irrevocably authorize and reserve a sufficient amount of Settlement Shares of the Company’s common stock pursuant to the reserve requirements of the Note (with an initial amount of at least One Billion - Five Hundred Million (1,500,000,000) Shares of the publicly tradeable ETFM Common Stock for delivery and issuance to the Auctus Fund, LLC. For year-end 2019, the Company accrued a liability of $260,000, representing the fair value of the settlement shares at the date of the settlement agreement. The Settlement Agreement was subsequently amended in 2020 and all principal, interest and penalties were retired as of December 31, 2020.

Note 8 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2020. Management at year-end 2020 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on December 31, 2020 and December 31, 2019 will not be fully realizable. The Company is current with franchise tax board fees due to the State of California and intends to prepare tax statements for the federal and state requirements for 2019 and 2020.

Note 9 – WARRANTS AND OPTIONS

As of December 31, 2019, the Company has fifty million warrants with an exercise price of $0.001 and a three-year expiration issued and outstanding to three members of our Advisory Board who were added to that newly created committee during March - April 2019. Additionally, we issued ten million warrants with a strike price of $0.005 and a three-year expiration to EDGE FiberNet, Inc. as compensation for strategic consulting. During the year ended December 31, 2019, the Company recognized $16,803 in expense related to these warrants. During the year ended December 31, 2020, the Company issued warrants for services. During the year ended December 31, 2020 the Company issued 328,571,428 warrants to a third party lender for fees on a loan default. The Company recognized $844,754 in expense related to these warrants. On December 31, 2020, a total of 713,571,428 warrants were outstanding with a weighted average life of 3.87 years and an intrinsic value of $844,754.

Note 10 – EQUITY

During the year ended December 31, 2019, the Company increased the authorized shares for common stock of the Company from three (3) billion to ten (10) billion and for preferred shares from ten (10) million to one hundred (100) million.

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

On May 14, 2019, our Board of Directors approved the dissolution of our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation doing business under the same name as our publicly traded company, 2050 Motors, Inc., a California corporation. Additionally, our Board of Directors approved the termination of all discussions and prior agreements with Aoxin Motors regarding the importation of electric vehicles to be made by Aoxin Motors in China into the United States. Our termination was driven by Aoxin Motors’ failure to obtain the necessary license(s) to manufacture e-GO electric vehicles, which have been under development since 2012. Accordingly, on May 14, 2019, we filed paperwork with the Secretary of State of Nevada to dissolve our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation, and that dissolution went effective on or around May 17, 2019.

On May 15, 2019, based on due diligence and research by management and the Company’s advisors, the Board of Directors of 2050 Motors, Inc., a California corporation, approved stop action orders on 162,846,149 common shares held by former management, employees, affiliates, and representatives of the Company. Accordingly, management has directed the Company’s transfer agent to prohibit the transfer or sale of any shares associated with their certificates. Pending investigation of the providence of these shares and proof of consideration for said shares, these shares will remain frozen indefinitely and subject to the Company’s powers of enforcement and the rules of law.

On November 18, 2019, a third-party lender converted $2,170.00 of principal and $500.00 of fees into 89,000,000 shares of common stock.

On December 6, 2019, a third-party lender converted $2,350.00 principal and $1,290.00 interest of a convertible debenture into 72,800,000 common shares.

Between January 1, 2020 and December 31, 2020, the Company issued to third-party lenders a total of 2,936,347,316 shares of common stock pursuant to conversions of $761,456 debt.

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

On September 15, 2020, a third-party lender converted $5,069.54 principal and $1,689.85 interest of a convertible debenture into 135,187,800 common shares.

On September 30, 2020, a third-party lender converted $20,229.66 principal and $6,743.22 interest of a convertible debenture into 179,819,200 common shares.

On October 8, 2020, a third-party lender converted $21,239.12 principal and $7,079.71 interest of a convertible debenture into 188,792,200 common shares.

On October 9, 2020, the Company issued its CEO, Vikram Grover, 93,750 Restricted Series B Preferred shares for accrued compensation of $37,500.00.

On October 13, 2020, we amended the terms of our Series A Preferred Shares to include an annual dividend of $0.0035 per share, a 1-50 conversion ratio and to vote on an as converted basis.

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

Effective October 25, 2020, the Company and a third party lender amended a prior settlement agreement effected in 2019 to require the issuance of seven hundred ninety four million, forty one thousand, one hundred thirty three (794,041,133) Settlement Shares of common stock, as follows: a) publicly tradeable shares of common stock (the “Settlement Shares” or the “Shares”) to be converted, transferred and delivered to the third party lender, in whole or in part pursuant to the third party lender’s notice: 1) on or before November 1, 2020 – 264,680,377 Settlement Shares, in whole or in part as determined by the third party lender, in its discretion; plus 2) on or before December 1, 2020 – 264,680,378 Settlement Shares, in whole or in part as determined by the third party lender, in its discretion; plus 3) on or before January 1, 2021 – 264,680,378 Settlement Shares, in whole or in part, as determined by the third party lender, in its discretion. Remaining shares, which were reserved and subsequently sold, settled the balance of the November 2019 $283,000.00 lawsuit brought by the third-party lender against the Company. The lender subsequently executed conversions of principal, interest, and penalties into 794,041,134 common shares and the note and associated settlement are now retired/closed.

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

On December 30, 2020, a third-party lender converted $12,000.00 principal related to a convertible debenture into 25,000,000 common shares.

On December 31, 2020, we issued a consultant 25,000 Series B Preferred shares for cannabis legal analysis.

Business Development and Related

On October 2, 2020, we issued John Kelly, owner of PPE Source International LLC (PPESI), a provider of PPE to small, medium, and large businesses, institutions, and government customers, 100,000 Series B Preferred Shares for a 180-day exclusive option to purchase his 100% member interests in PPESI. We are in negotiations to extend this purchase option.

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

On June 4, 2020, the Company entered a $11,593 note payable to Bank of America, pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. The loan remains outstanding but is expected to be forgiven by the U.S. government based on guidance from the Company’s commercial bank, Bank of America. We have applied for forgiveness of the loan with the SBA through our commercial bank Bank of America.

Warrants

On October 28, 2020, the Company issued 328,571,428 warrants to a third party lender with a 5-year expiration and an exercise price of $0.0007 per share.

On November 3, 2020, the Company issued 10,000,000 warrants to Dr. Wayman Baker, PhD with at a three-year expiration and an exercise price of $0.001 per share.

On December 2, 2020, the Company reduced the exercise price on 10,000,000 warrants owned by Aldo Baiocchi, former Advisory Board member who has provided working capital to the Company, from $0.01 per share to $0.001 per share.

On December 7, 2020, we issued Paul Benis, an Advisory Board member, 20,000,000 common stock purchase warrants with a three-year expiration and $0.001 exercise price, for services to be rendered during 2021.

On December 31, 2020, we issued a consultant 25,000,000 warrants with a three-year expiration and a $0.001 exercise price for digital consultation and sales incentive.

On December 31, 2020, as compensation for bring the Company SEC current and for retention purposes, we issued our CEO Vikram Grover 200,000,000 warrants with a three-year expiration and an exercise price of $0.001.

On December 31, 2020, we issued Roderick Martin, CEO of AGILE Technologies Group, LLC, 20,000,000 common stock purchase warrants with a three-year expiration and $0.01 exercise price as compensation for joining our Advisory Board.

On December 31, 2020, we issued AGILE Technologies Group, LLC, 100,000,000 common stock purchase warrants with a three-year expiration and $0.001 exercise price as a sales incentive for offering our disinfection products and other to AGILE’s rapid diagnostic testing (“RDT”) clients. The warrants shall vest upon the generation of $500,000 in cumulative disinfection sales from our subsidiary Purge Virus, LLC by December 31, 2021 or $1,000,000 in cumulative disinfection sales from our subsidiary Purge Virus, LLC by December 31, 2023. Both Companies have an exclusive cross-selling agreement for their products which has generated material revenues to date.

Note 11 – SUBSEQUENT EVENTS

On January 1, 2021, we issued a consultant 25,000 Series B Preferred shares as a sales incentive for introducing us to native tribes, professional sports players, major recording artists, and other.

On January 4, 2021, a third-party lender converted $19,200.00 of principal and $0.00 interest related to a debenture into 40,000,000 common shares.

On January 5, 2021, a third-party lender converted $10,800.00 of principal and $7,248.16 interest related to a debenture into 40,000,000 common shares.

On January 6, 2021, we issued 175,000 Series B Preferred shares to two owners of SmartGuard UV for exclusive negotiations right to buy some or all units of the Company for a six-month period.

On January 7, 2021, a third-party lender converted $20,000.00 of principal and $0.00 interest related to a debenture into 55,555,556 common shares.

On January 11, 2021, a third-party lender converted $20,000.00 of principal and $0.00 interest related to a debenture into 55,555,556 common shares.

On January 11, 2021, a third-party lender converted $28,900.00 of principal and $7,094.36 interest and $1,590.00 in fees related to a debenture into 97,621,714 common shares.

On January 13, 2021, a third-party lender converted $21,059.18 of principal and $0.00 interest related to a debenture into 58,497,722 common shares.

On January 14, 2021, a third-party lender converted $18,000.00 of principal and $4,166.14 interest and $800.00 in fees related to a debenture into 59,652,311 common shares.

On January 20, 2021, a third-party lender funded a $205,000.00 debenture netting us $180,000.00 after OID and fees. We used a portion of the funds to retire a $115,000.00 third-party note funded to us on October 28, 2020.

On January 21, 2021, a third-party lender converted $18,000.00 of principal and $11,478.58 interest related to a debenture into 58,497,722 common shares.

On February 11, 2021, we issued 100,000 Series B Preferred shares to the owner of a nationwide HVAC services company as a down payment for potential acquisition of the business.

On February 12, 2021, we acquired 100% of the assets of Independence LED Lighting, LLC (“ILED”) for 250,000 Series B shares to move into the smart lighting and grow lights sectors.

On February 17, 2021, we issued Dr. Wayman Baker, an Advisory Board member, 20,000,000 common stock purchase warrants with a three-year expiration and $0.01 exercise price as compensation for services to be rendered in 2021.

On February 26, 2021, we retained BRIO Financial Group for outsource CFO services. We have committed 100,000,000 common stock purchase warrants with a three-year expiration and $0.02 exercise price as part of the compensation package. We expect BRIO will improve our financial controls. On or around the same timeframe, we retained a strategic M&A consultant to integrate our closed and planned acquisitions and issued his firm 6,250,000 restricted common shares. Further, we engaged an investor relations consultant in part with 300,000 restricted common shares, to update our presentation deck. We believe these engaged companies and professionals will help our Company move to the next level in finance, operations, and the public markets.

On February 27, 2021, the Company issued RHK Capital, a FINRA investment banking and brokerage firm, 100,000,000 common stock purchase warrants with a three-year expiration and a $0.02 exercise price as a retainer for services.

On March 4, 2021, we entered into a strategic partnership agreement with Online Energy Manager, LLC (“OEM”), including cross-selling and referrals of energy management software, a purchase option for up to 100% of OEM with a valuation cap at $10 million, and the issuance to OEM of 100,000,000 common stock purchase warrants with a five-year expiration and a $0.01 exercise price. We can redeem the warrants if our common stock closes over $0.03 for 20 sessions and the underlying common shares have been registered, which would provide capital.

On March 4, 2021, we issued Andrea Breaux, an executive at EcoLite Holdings, LLC one of our acquisition targets, 20,000,000 common stock purchase warrants with a three-year expiration and $0.01 exercise price. Ms. Breaux has joined our Advisory Board and is managing our social media.

On March 4, 2021, we issued Dilip Limaye, owner of Online Energy Manager, LLC (“OEM”) one of our strategic partners, 20,000,000 common stock purchase warrants with a three-year expiration and $0.01 exercise price. Mr. Limaye has joined our Advisory Board and is partnering with us for clean building energy management.

On March 6, 2021, we acquired 100% of the assets of Energy Intelligence Center, LLC (“EIC”) to further push into the clean building market. As consideration, we issued EIC 125,000 Series B Preferred shares and 50,000,000 common stock purchase warrants with a three-year expiration and a $0.01 exercise price.

Since December 31, 2020, the Company has signed letters of intent (“LOIs”) now in various stages of due diligence to acquire EcoLite Holdings, LLC, an HVAC services contractor (name redacted), LED Funding, LLC and LUX Solutions, LLC, which are structured with consideration in the form of restricted Preferred B shares equity, cash subject to financing and seller notes. All said transactions’ documentation is available on Forms 8-K filed with the SEC’s EDGAR system. The offers are non-binding and there are no assurances.

Per Note 6 the Company had $111,186 of convertible notes that were in default. During the first quarter of 2021 the Company converted all of that balance thereby curing all debt defaults. With regard to the final conversion of these default notes, on March 31, 2021, the Company retired the residual balance of a $200,000.00 Master Note partially funded by Tri-Bridge Ventures (“TBV”) on March 15, 2019, with $2,286.00 remaining principal, $3,069.86 accrued interest and $231,930.14 accrued penalties. For consideration, FOMO CORP. issued TBV 75,000,000 common shares. The transaction eliminated all default debt within FOMO’s capital stack/debt table making the Company current with its sole creditor GS Capital.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, to allow timely consideration regarding required disclosures.

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

Name	Age	Position(s)
Vikram Grover	51	Chairman, CEO, President, CFO, Secretary

Vikram Grover has 25 years-experience on Wall Street as an equity research analyst, investment banker and consultant that has been advising, financing, and launching businesses for several years. He has worked at Thomas Weisel Partners Group, Inc. (now Stifel Nicolaus), Needham & Co., Source Capital Group, Inc. and Kaufman Bros., LLC in various capacities ranging from Director of Research, Senior Managing Director Investment Banking, and Managing Director Equity Research covering Telecommunications, Media, and Technology (TMT) companies. Prior to FOMO CORP., he was CEO of the first publicly traded eSports social site and tournament platform, Good Gaming. He was introduced to Charles Szoradi, the founder of Purge Virus three years ago. Mr. Grover has a Master of Science in Management (“MSM”) from the Georgia Institute of Technology (“Georgia Tech”), a BA in Marketing from the University of California San Diego (“UCSD”) and is a Chartered Financial Analyst (“CFA”).

When appropriate D&O insurance is obtained, the Company has agreed to appoint Charles Szoradi to the Board of Directors. The Company currently maintains an Advisory Board comprised of several individuals with technology, finance, and various industry experience, many of whom are likely to join the Company’s Board of Directors in 2021.

Term of Office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. Other than stock options of various amounts, we have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

Prior management and Directors, Bernd Schaefers and William Fowler, resigned from their positions at FOMO CORP. on or around March 6, 2019 and were replaced with Vikram Grover. Further information on this change of management can be found on Form 8-K filings with the SEC on or around March 6, 2019.

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

Code of Ethics

As of December 31, 2020, former management had not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer. New management believes that a formal written code of ethics is necessary. We expect that the Company will adopt a code of ethics as soon as practicable in 2021.

Our directors will serve until the next annual meeting of shareholders or until their successors are duly elected and have qualified. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. Our Board of Directors does not have any committees currently.

On March 27, 2021, a Code of Ethics and Professional Conduct for FOMO CORP. for company officers, consultants and advisory board members was established.

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

We have agreed in principle to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933.

Currently we do not maintain any directors’ and officers’ liability insurance covering our directors and officers against expenses and liabilities arising from certain actions to which they may become subject by reason of having served in such role.

At present, other than litigation filed by Online Energy Manager, LLC (“OEMN”) against Energy Intelligence Center, LLC (“EIC”), an entity controlled by Charles Szoradi, CEO of our Purge Virus, LLC subsidiary, there is no pending litigation or proceeding involving any of our directors, officers, employees, or agents where indemnification will be required under California law. We are not aware of any threatened litigation or preceding that might result in a claim for such indemnification. All disputes between OEM, EIC and Szoradi now have been settled.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defence of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 11. Executive Compensation.

Other than an employment agreement with our CEO Vikram Grover (below), we have not entered into employment agreements with our executive officers and their compensation, if any, is determined at the discretion of our Board of Directors.

We do not offer retirement benefit plans to our executive officers, nor have we entered any contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control. We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.

The following table summarizes all compensation recorded by us in 2019 and 2018 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company on December 31, 2019. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Vikram Grover	2020	150,000	0	0	200,000	0	0	0	350,000
Vikram Grover	2019	0	0	0	0	0	0	0	0

William Fowler	2020	0	0	0	0	0	0	0	0
William Fowler	2019	0	0	0	0	0	0	0	0

Note:	Vikram Grover appointed CEO and Director on March 6, 2019.

Employment Agreement

The Company has an employment agreement with its CEO, Vikram Grover, compensating him $12,500 per month, including $5,000 in cash compensation if the Company is not current and $7,500 in cash compensation if current with its SEC filings, with the balance due in restricted Series B Preferred shares. During 2019 and 2020, Mr. Grover converted all accrued compensation into Series B Preferred shares, leaving amounts due to him on December 31, 2020 at $0.00.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Vikram Grover	0	0.0%
Common Stock	All Directors and Officers as a Group (1 person)	0	0.0%

(1)	Unless otherwise indicated, based on 5,443,861,492 shares of common stock issued and outstanding as of the date of this report. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

Vikram Grover currently holds over 5% of the following classes of stock: Series A Preferred Shares (2,000,000 or 67%), Series B Preferred Shares (1,895,065 or 46%) and Series C Preferred Shares (1,000,000 or 100.0%).

Charles Szoradi, CEO of FOMO’s wholly owned subsidiary Purge Virus, LLC, currently holds over 5% of the Company’s Series B Preferred Shares (1,500,000 or 36%).

There were no classes of stock other than common stock or Series A, B & C Preferred stock issued or outstanding as of December 31, 2019.

There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

None.

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

Item 14. Principal Accountant Fees and Services.

During 2020 and 2019 Boyle CPA, LLC, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2020, as contained in this Report, are estimated, and included for the fiscal year ended December 31, 2020.

	Year ended December 31,
	2020	2019
Audit Fees	$12,500	$12,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board preapproved all services provided by Boyle CPA, LLC. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of Amendment

3.3**	Amended and Restated By-laws December 16, 2019

10.1**	Convertible Note Between the Company and Auctus Fund LLC dated January 6, 2017

10.2**	Convertible Note Between the Company and JSJ Investments dated April 25, 2017

10.3**	Convertible Note and Warrant Agreement Between the Company and Crown Bridge Partners LLC September 15, 2017

10.4**	Convertible Note Between the Company and LG Capital Funding, LLC dated November 14, 2017

10.5**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated January 24, 2018

10.6**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated February 22, 2018

10.7**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 11, 2018

10.8**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated April 27, 2018.

10.9**	Convertible Note Between the Company and Jabro Funding Corp. dated July 23, 2018

10.10**	Convertible Note Between the Company and Jabro Funding Corp. dated October 1, 2018

10.11**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 1, 2018

10.12**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated March 8, 2019

10.13**	Convertible Note Between the Company and Tri-Bridge Ventures LLC dated March 15, 2019

10.14**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated July 9, 2019

10.15**	Convertible Note Between the Company and GS Capital Partners LLC dated September 6, 2019

10.16**	Convertible Note Between the Company and GS Capital Partners LLC dated November 12, 2019

10.17**	Convertible Note Between the Company and PowerUp Lending Group Ltd. dated November 14, 2019

10.18**	Convertible Note Between the Company and Auctus Fund LLC dated October 28, 2020

10.19**	Definitive Acquisition Agreement Between the Company and Purge Virus, LLC September 29, 2020

10.20**	FOMO CORP. – Purge Virus, LLC Reps and Warranties October 18, 2020

31.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2***	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10’s as filed with the SEC on October 30, 2012, July 19, 2019 and December 7, 2020 (amended December 8, 2020). And by reference to Company’s Form 10K filed December 31, 2020 and the Company’s 8K filed October 7, 2020.

***	Filed herewith.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of April 2021.

FOMO CORP.

By:	/s/ Vikram Grover
Vikram Grover, President (Principal Executive Officer)

