Form 10-K/A
period 2020-12-31
FOMO CORP.
filed 2021-04-08
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Yes[  ] No[  ]

The Aggregate market value of the Company’s common shares issued and outstanding as of April 6, 2021, was $42,464,120. The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2020, was $5,988,248.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of December 31,2020, there were 4,713,543,121 shares of Common Stock, no par value, outstanding. We also had 3,000,000 Series A Preferred shares .0001 par value convertible into 150,000,000 common shares, 4,463,815 Series B Preferred shares .0001 par value convertible into 4,463,815,000 common shares, and 1,000,000 Series C Preferred shares .0001 par value convertible into 1,000,000 common shares. As of December 31, 2020, there were fully diluted shares issued and outstanding of 9,328,358,121.

Documents Incorporated by Reference. None

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2020 of FOMO CORP. (the “Company”) filed with the Securities and Exchange Commission on April 06, 2021 (the “Form 10-K”) is to furnish Exhibits 101 in accordance with Rule 405 of Regulation S-T and corrected the clerical errors in the Form 10-K.

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

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith based on management’s views and assumptions as of the time the statements were made, but there can be no assurance that management’s expectations, beliefs, or projections will result or be achieved or accomplished.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the information set forth under “Item 1, Description of Business” below. Considering these risks, uncertainties and assumptions, the future events, developments, or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

History and Development of the Company

Prior to 2019, FOMO CORP., previously known as “2050 Motors, Inc.” had an agreement, subject to minimum sales requirements, to import, market and sell in the United States, Puerto Rico, the U.S. Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle (“EV”) design and electric light truck to be manufactured by Jiangsu Aoxin New Energy Automobile Co., Ltd. (“Aoxin Automobile”) located in the People’s Republic of China (“PRC”). In May 2019, the EV business was dissolved.

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

There has only been limited trading for the Company’s Common Stock over the past ten years. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or a security to purchase equity with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed written agreement from the investor prior to the transaction. Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Shares Available for Future Sale

Approximately 4.1% of all outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral, or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock, other than pursuant to an effective registration statement under the Securities Act, the company may require the holder to provide to the company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

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

	High Bid	Low Bid

Fiscal Year Ending December 31, 2019

Quarter Ended March 31, 2019	$0.0055	$0.0001
Quarter Ended June 30, 2019	$0.0021	$0.0004
Quarter Ended September 30, 2019	$0.0010	$0.0001
Quarter Ended December 31, 2019	$0.0003	$0.0001

Fiscal Year Ending December 31, 2020

Quarter Ended March 31, 2020	$0.0002	$0.0001
Quarter Ended June 30, 2020	$0.0001	$0.0000
Quarter Ended September 30, 2020	$0.001	$0.0001
Quarter Ended December 31, 2020	$0.0036	$0.001

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

Between January 1, 2020 and December 31, 2020, the Company did not issue any shares of common stock to related parties.

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

Results of Operation for the years ended December 31, 2020 and 2019

During the year ending December 31, 2020, the Company had operating revenues of $92,114. During the year ending December 31, 2020 the Company had cost of revenues of $88,354. During the year ending December 31, 2020, the Company incurred operating expenses of $1,598,286 consisting primarily of consulting fees, travel expenses and general and administrative costs. During the year ended December 31, 2019, the Company incurred operating expenses of $212,708. These operating expenses combined with a lack of operating revenues resulted in net losses of ($1,392,968) and ($65,235) for the periods ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the Company had a stockholders’ deficit of ($470,222) compared to a stockholders’ deficit of ($1,241,863) as of December 31, 2019. The decreased stockholders’ deficit was due to the net losses in 2020 primarily due to the issuance of common stock for reduction of debt, finance fees, and non-cash charges for changes in derivative valuations associated with the embedded conversion features of convertible debentures.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019.

Bayville, NJ

April 6, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Consolidated Balance Sheets

	As of	As of
	December 31, 2020	December 31, 2019
Assets

Current assets
Cash	12,069	63
Accounts receivable	20,859
Prepaid expense	910
Total current assets	33,838	63

Other assets:
Investments	168,000	189,000
Intangible assets	206,250	-
Goodwill	596,906	-
Total other assets	971,156	189,000

Total assets	$1,004,994	$189,063

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$63,291	$5,500
Tax payable	-	-
Accrued expenses	-	62,510
Accrued interest on loans payable	24,945	-
Customer deposit	5,614	21,947
Loan payable related party	3,574	-
Loans payable due to non-related parties, net	226,186	187,798
PPP loan	11,593	-
Loan settlement	-	260,000
Derivative liability	834,230	893,171
Total current liabilities	1,169,433	1,430,926

Total liabilities	1,169,433	1,430,926

Stockholders’ deficit
Common stock; no par value authorized: 10,000,000,000 shares at December 31, 2020 and 2018, respectively: issued and outstanding 4,713,543,121 and 1,777,195,805 at December 31, 2020 and 2019, respectively	4,232,960	3,800,405
Preferred stock Class A; $0.0001 par value authorized: 78,000,000 shares at December 31, 2020 and 2019, respectively: issued and outstanding 3,000,000 at December 31, 2020 and 2019, respectively: discretionary 1% dividend	300	300
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares at December 31, 2020 and 2019, respectively: issued and outstanding 4,463,815 and 400,000 at December 31, 2020 and 2019, respectively: discretionary 1% dividend	446	40
Preferred stock Class C; $0.0001 par value authorized: 2,000,000 shares at December 31, 2020 and 2019, respectively: and issued and outstanding 1,000,000 and 1,000,000 at December 31, 2020 and 2019, respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	3,139,400	858,218
Accumulated deficit	(7,662,645)	(6,025,926)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(164,439)	(1,241,863)

Total liabilities and stockholders’ deficit	$1,004,994	$189,063

The accompanying notes are an integral part of these financial statements

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Consolidated Statement of Operations

	For the Year Ended December 31,
	2020	2019

Operating revenue	$92,114	$-

Cost of revenue	88,354	$-

Gross profit	$3,760

Operating expenses:
General and administrative	1,602,046	212,708

Loss from operations	(1,598,286)	(212,708)

Other income (expenses)
Interest expense	(165,821)	(18,032)
Amortization of discount	-	(100,299)
Loss on investment	(21,000)	(247,220)
Debt settlement gain (loss)	89,447	582,600
Derivative liability gain (loss)	58,941	(69,576)
Total other income (expenses)	(38,433)	147,473

Loss before income taxes	(1,636,719)	(65,235)

Provision for income taxes

Net loss	$(1,636,719)	$(65,235)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common equivalent share outstanding, basic and diluted	2,506,371,138	1,127,890,040

The accompanying notes are an integral part of these financial statements

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number of Shares	No par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Common Stock Issuable	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2018	623,964,144	$3,405,360	3,000,000	$45,000	-	$-	-	$-	$125,000	$536,356	$(5,960,691)	$(1,848,975)

Conversion of convertible debt	1,153,231,661	395,045	-	-	-	-	-	-	-	(163,601)	-	231,444
Preferred Stock no par returned	-	-	(3,000,000)	(45,000)	-	-	-	-	-	-	-	(45,000)
Preferred CL A Stock issued for investment	-	-	3,000,000	300	-	-	-	-	-	44,700	-	45,000
Preferred CL B Stock issued for investment	-	-	-	-	400,000	40	-	-	-	423,960	-	424,000
Preferred CL C Stock issued for investment	-	-	-	-	-	-	1,000,000	100	-	-	-	100
Warrants issued for services	-	-	-	-	-	-	-	-	-	16,803		16,803
Net loss	-	-	-	-	-	-	-	-	-	-	(65,235)	(65,235)

Balance, December 31, 2019	1,777,195,805	3,800,405	3,000,000	300	400,000	40	1,000,000	100	125,000	858,218	(6,025,926)	(1,241,863)

Conversion of convertible debt	2,936,347,316	432,555	-	-	-	-	-	-	-	213,901	-	646,456
Preferred CL B Stock issued for services	-	-	-	-	1,963,815	196	-	-	-	355,331	-	355,527
Preferred CL B Stock issued for acquisition of Purge Virus LLC	-	-	-		2,000,000	200				799,800		800,000
Preferred CL B Stock issued for PPE Source International, Inc.	-	-			100,000	10				49.990		50,000
Warrants issued for services	-	-	-	-	-	-	-	-	-	862,160	-	862,160
Net loss	-	-	-	-	-	-	-	-	-	-	(1,636,719)	(1,636,719)

Balance, December 31, 2020	4,713,543,121	4,232,960	3,000,000	300	4,463,815	446	1,000,000	100	125,000	3,139,400	(7,662,645)	(164,439)

The accompanying notes are an integral part of these financial statements

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Consolidated Statement of Cash Flows

	For the year ended December 31,
	2020	2019
Cash flows provided by (used for) operating activities:
Net loss	$(1,636,719)	$(65,235)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization of debt discount		244,085
Issuance of preferred stock and warrants for services	1,495,911	(100)
Impairment loss	21,000	247,220
Loss (gain) on debt settlement	25,911	(582,600)
Derivative liability adjustment	(58,941)	637,931
Increase (decrease) in assets and liabilities:
Deposits	21,946	-
Accounts payable	56,845	(580,338)
Income tax payable	-	(2,864)
Accrued expenses		21,210
Accrued officers Salary	(61,565)	-
Accrued interest on loans payable	-	(49,740)

Net cash used for operating activities	(135,612)	(130,431)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Proceeds from related party loan	3,574	-
Proceeds from PPP loan	11,593
Proceeds from non-related loans	115,000	113,690
Proceeds of cash from subsidiary	17,451	-

Net cash provided by (used for) financing activities	147,618	113,690

Net (decrease) increase in cash	12,006	(16,741)
Cash, beginning of period	63	1

Cash, end of period	$12,069	$(16,740)

Supplemental disclosure of cash flow information
Common stock issued for debt	$761,456	$249,484
Debt discount from convertible loan	$-	$-

The accompanying notes are an integral part of these financial statements

FOMO CORP. and subsidiaries

(formerly 2050 MOTORS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

FOMO CORP. previously known as “2050 Motors, Inc.” (“the Company”) is the successor to an entity incorporated on April 22, 1986 in the state of California. 2050 Motors, Inc., the Company’s sole operating subsidiary from 2014-2019, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. In 2019, management dissolved the Company’s Nevada subsidiary as the electric vehicle (“EV”) strategies had failed. Meanwhile, the Company incubated an internet business targeting the Cannabis market @ www.kanab.club and pursued various ventures in the internet, communications, and technology markets. The Company purchased Purge Virus, LLC to enter the viral disinfection market on October 19, 2020, has since closed lighting and energy management acquisitions, and has announced several letters of intent (“LOI’s”) to acquire additional technology and services businesses. See SUBSEQUENT EVENTS for further information on corporate developments post-2020.

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

On October 19, 2020, FOMO CORP purchased Purge Virus, LLC and consequently entered the viral disinfection market.

On November 17, 2020, an application was submitted to FINRA to change the name and ticker symbol from 2050 Motors and ETFM to FOMO CORP. and FOMO, respectively. Subsequently, FINRA stated that the “FOMO” ticker symbol was no longer available, and a new ticker symbol was requested.

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

Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries, 2050 Motors, Inc. and Purge Virus, LLC. All material intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s analyses of all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

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

On December 31, 2020 and December 31, 2019, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended December 31, 2019 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions, and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on March 5, 2019, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 10-99 filings for compensation paid to prior management, employees, consultants, contractors and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of ($7,662,645) as of December 31, 2020. The Company also had negative working capital of ($1,135,595) on December 31, 2020, and had operating losses of ($1,598,286) and ($65,235) for the years ended December 31, 2020 and 2019, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 9 – WARRANTS AND OPTIONS

As of December 31, 2019, the Company has fifty million warrants with an exercise price of $0.001 and a three-year expiration issued and outstanding to three members of our Advisory Board who were added to that newly created committee during March - April 2019. Additionally, we issued ten million warrants with a strike price of $0.005 and a three-year expiration to EDGE FiberNet, Inc. as compensation for strategic consulting. During the year ended December 31, 2019, the Company recognized $16,803 in expense related to these warrants. During the year ended December 31, 2020, the Company issued warrants for services. During the year ended December 31, 2020 the Company issued 328,571,428 warrants to a third-party lender for fees on a loan default. The Company recognized $844,754 in expense related to these warrants. On December 31, 2020, a total of 713,571,428 warrants were outstanding with a weighted average life of 3.87 years and an intrinsic value of $844,754.

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

On August 26, 2020, the Company issued its CEO, Vikram Grover, 125,000 Series B Preferred Shares for accrued compensation of $25,000.00.

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

Effective October 25, 2020, the Company and a third party lender amended a prior settlement agreement effected in 2019 to require the issuance of seven hundred ninety four million, forty one thousand, one hundred thirty three (794,041,133) Settlement Shares of common stock, as follows: a) publicly tradeable shares of common stock (the “Settlement Shares” or the “Shares”) to be converted, transferred and delivered to the third party lender, in whole or in part pursuant to the third party lender’s notice: 1) on or before November 1, 2020 – 264,680,377 Settlement Shares, in whole or in part as determined by the third party lender, in its discretion; plus 2) on or before December 1, 2020 – 264,680,378 Settlement Shares, in whole or in part as determined by the third party lender, in its discretion; plus 3) on or before January 1, 2021 – 264,680,378 Settlement Shares, in whole or in part, as determined by the third party lender, in its discretion. Remaining shares, which were reserved and subsequently sold, settled the balance of the November 2019 $283,000.00 lawsuit brought by the third-party lender against the Company. The lender subsequently executed conversions of principal, interest, and penalties into 794,041,134 common shares, and the note and associated settlement are now retired/closed.

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

On June 4, 2020, the Company entered a $11,593 note payable to Bank of America, pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. The loan remains outstanding but is expected to be forgiven by the U.S. government based on guidance from the Company’s commercial bank, Bank of America. We have applied for forgiveness of the loan with the SBA through our commercial bank, Bank of America.

Warrants

On October 28, 2020, the Company issued 328,571,428 warrants to a third-party lender with a 5-year expiration and an exercise price of $0.0007 per share.

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

On December 31, 2020, we issued AGILE Technologies Group, LLC, 100,000,000 common stock purchase warrants with a three-year expiration and $0.001 exercise price as a sales incentive for offering our disinfection products and others to AGILE’s rapid diagnostic testing (“RDT”) clients. The warrants shall vest upon the generation of $500,000 in cumulative disinfection sales from our subsidiary Purge Virus, LLC by December 31, 2021 or $1,000,000 in cumulative disinfection sales from our subsidiary Purge Virus, LLC by December 31, 2023. Both Companies have an exclusive cross-selling agreement for their products which has generated material revenues to date.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of December 31, 2019 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements, and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April 2021.

FOMO CORP.

By:	/s/ Vikram Grover
Vikram Grover, President (Principal Executive Officer)

