Form 10-K/A
period 2020-12-31
FOMO CORP.
filed 2021-05-10
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 001-13126

FOMO CORP and Subsidiary.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

As of December 31, 2020, there were 4,713,543,121 shares of Common Stock, no par value, outstanding. We also had 3,000,000 Series A Preferred shares .0001 par value convertible into 150,000,000 common shares, 4,463,815 Series B Preferred shares .0001 par value convertible into 4,463,815,000 common shares, and 1,000,000 Series C Preferred shares .0001 par value convertible into 1,000,000 common shares. As of December 31, 2021, there were fully diluted shares issued and outstanding of 9,328,358,121.

Documents Incorporated by Reference. Form 10-K filed April 6, 2021.

Explanatory Note

The sole purpose of this Amendment No. 2 to the Annual Report on Form 10-K for the period ended December 31, 2020 of FOMO CORP. (the “Company”) filed with the Securities and Exchange Commission’s EDGAR system on April 06, 2021 (the “Form 10-K”) is to notify investors of customer concentration. Sales through AGILE Technologies Group, LLC (a strategic partner of the Company) for the period October 19, 2020 through December 31, 2020 (the “stub period” after FOMO acquired 100% of the member interests of Purge Virus, LLC) totaled $59,129.30, or 73.4% of the total sales of the Company.

2

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May 2021.

FOMO CORP.

By:	/s/ Vikram Grover
Vikram Grover, President (Principal Executive Officer)

3