Form 10-Q
period 2021-03-31
FOMO CORP.
filed 2021-05-24
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

(630) 286-9560(Registrant’s telephone number, including area code)

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

The number of shares of Common Stock (no par value) of the registrant outstanding was x,xxx,xxx,xxx at May 3, 2021. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was x,xxx,xxx at May 24, 2021 no par value. The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 50 shares of common stock) of the registrant outstanding was x,xxx,xxx,xxx at May 24, 2021The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 1,000 shares of common stock) of the registrant outstanding was x,xxx,xxx,xxx at May 24, 2021. The number of shares of Series C Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 1,000,000 at May 24, 2021. The market value of common shares outstanding as of May 24, 2021 was $x,xxx,xxx.

FOMO CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2019

2

PART I

ITEM 1. FINANCIAL STATEMENTS

FOMO CORP.

FOMO CORP and Subsidiary

(Formerly 2050 Motors, Inc.)

Condensed Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2021	December 31, 2020
Assets

Current assets
Cash	$269,002	$12,069
Accounts reveivable	86,993	20,859
Deposit on option to purchase business	17,500	-
Prepaid expense	-	910
Total current assets	373,495	33,838

Other assets:
Investments	168,000	168,000
Intangible assets	1,378,662	206,250
Goodwill	596,906	596,906
Total other assets	2,143,568	971,156

Total assets	$2,517,063	$1,004,994

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$46,239	$63,291
Accrued intertest on loans payable	3,932	24,945
Customer deposit	97,048	5,614
Loan payable related party	7,532	3,574
Loans payable due to non-related parties, net	205,000	226,186
Loan Cares PPP	11,593	11,593
Derivative liablity	2,209,605	834,230
Total current liabilities	2,580,949	1,169,433

Total liabilities	2,580,949	1,169,433

Stockholders’ deficit
Common stock; no par value authorized: 10,000,000,000 issued and outstanding 5,700,528,159 at March 31, 2021 and 4,713,543,121 December 31, 2020, respectively	5,166,243	4,232,960
Preferred stock Class A; $0.0001 par value authorized: 78,000,000 issued and outstanding 5,750,000 and 3,000,000 at March 31, 2021 and December 31, 2020, respectively: discretionary 1% dividend	575	300
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 issued and outstanding 5,313,815 and 4,463,815 at March 31, 2021 and December 31, 2020, respectively: discretionary 1% dividend	531	446
Preferred stock Class C; $0.0001 par value authorized: 2,000,000 and issued and outstanding 1,000,000 at March 31, 2021 and December 31, 2020, respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	4,695,540	3,139,400
Accumulated deficit	(10,051,875)	(7,662,645)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(63,886)	(164,439)

Total liabilities and stockholders’ deficit	$2,517,063	$1,004,994

The accompanying notes are an integral part of these financial statements

FOMO CORP and Subsidiary

(Formerly 2050 Motors, Inc.)

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2020	2020

Operating revenue	$151,392	$-

Cost of revenue	132,221	-

Gross profit	19,171	-

Operating expenses:
General and administrative	589,785	50,532

Net loss from operations	(570,614)	(50,532)

Other income (expenses)
Interest expense	(211,312)	(10,551)
Debt Settlement	(231,930)	-
Impairment loss	-	(63,000)
Derivative liability gain (loss)	(1,375,374)	483,793
Total other income (expenses)	(1,818,616)	410,242

Income (loss) before income taxes	(2,389,230)	359,710

Provision for income taxes	-	-

Net income (loss)	$(2,389,230)	$359,710

Net income (loss) per share, basic and diluted	$-	$-

Weighted average common equivalent share outstanding, basic and diluted	5,445,268,799	2,053,310,893

The accompanying notes are an integral part of these financial statements

FOMO CORP and Subsidiary

(Formerly 2050 Motors, Inc.)

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Common	Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Stock	paid-in	Accumulated	stockholders’
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	Issuable	capital	deficit	deficit
Balance December 31, 2019	1,777,198,805	$3,800,405	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$858,218	$(6,025,926)	$(1,241,863)

Conversion of convertible debt	428,306,667	22,582	-	-	-	-	-	-	-	-	-	22,582

warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781

Net income	-	-	-	-	-	-	-	-	-	-	359,710	359,710

Balance, March 31, 2020	2,205,505,472	$3,822,987	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$863,999	$(5,666,216)	$(853,790)

Balance December 31, 2020	4,713,543,121	$4,232,960	3,000,000	$300	4,463,815	$446	1,000,000	$100	$125,000	$3,139,400	$(7,662,645)	$(164,439)

Conversion of convertible debt	905,435,038	563,643	-	-	-	-	-	-	-	-	-	563,643

Stock issued for compensation	6,550,000	99,640	-	-	-	-	-	-	-	-	-	99,640

Stock issued for loan cost	10,000,000	20,000	-	-	-	-	-	-	-	-	-	20,000

Purchase common share	65,000,000	250,000	-	-	-	-	-	-	-	-	-	250,000

Purchase Preferred A shares	-	-	2,750,000	275	-	-	-	-	-	274,725	-	275,000

Stock issued for compensation	-	-	-	-	300,000	30	-	-	-	123,970	-	124,000

Options to purchase business	-	-	-	-	175,000	17	-	-	-	38,483	-	38,500

Purchase assets	-	-	-	-	375,000	38				924,962		925,000

Warrents	-	-	-	-	-	-	-	-	-	194,000		194,000

Net income	-	-	-	-	-	-	-	-	-	-	(2,389,230)	(2,389,230)

Balance, March 31, 2021	5,700,528,159	$5,166,243	5,750,000	$575	5,313,815	$531	1,000,000	$100	$125,000	$4,695,540	$(10,051,875)	$(63,886)

The accompanying notes are an integral part of these financial statements

FOMO CORP and Subsidiary

(Formerly 2050 Motors, Inc.)

Condensed Statement of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows provided by (used for) operating activities:
Net income (loss)	$(2,389,230)	$359,710
Adjustments to resoncile net loss to net cash provided by (used for) operating activities:
Stock based compensation	165,500	5,781
Stock issued for Interest and loan costs	37,940
Interreset expense paid by issuance of stock	220,527
Amortization	43,583	-
Interest expense from initial derivative liability	-	926
Derivative liability adjustment	1,375,375	(483,793)
Debt settlement	231,930
Impairment of investment	-	63,000
Increase (decrease) in assets and liabilities:
Prepaid expenses	910	-
Accounts reveivable	(66,134)	-
Accounts payable	(39,047)	5,000
Customer deposits	91,434
Accrued interest	(21,013)
Accrued expenses		49,331

Net cash used for operating activities	(348,225)	(45)

Cash flows provided by (used for) Investing activities
Proceeds from sale of common stock	250,000	-
Proceeds from sale of Preferred Series A shares	275,000	-

Net cash provied by (used for) investing activities	525,000	-

Cash flows provided by (used for) Financing activities
Payment to non-related loans	(128,800)	-
Proceeds from loan from officer	3,958	-
Proceeds from non-related loans	205,000	-

Net cash provied by (used for) financing activities	80,158	-

Net (decrease) increase in cash	256,933	(45)
Cash, beginning of period	12,069	63

Cash, end of period	$269,002	$18

Supplemental disclosure of cash flow information
Common stock issued for debt	$563,643	$-

The accompanying notes are an integral part of these financial statements

FOMO CORP. and subsidiaries

(formerly 2050 MOTORS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

FOMO CORP. previously known as “2050 Motors, Inc.” (“the Company”) is the successor to an entity incorporated on April 22, 1986 in the state of California. 2050 Motors, Inc., the Company’s sole operating subsidiary from 2014-2019, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. In 2019, management dissolved the Company’s Nevada subsidiary as the electric vehicle (“EV”) strategies had failed. Meanwhile, the Company incubated an internet business targeting the Cannabis market @ www.kanab.club and pursued various ventures in the internet, communications, and technology markets. The Company purchased Purge Virus, LLC to enter the viral disinfection market on October 19, 2020, has since closed lighting and energy management acquisitions, and has announced several letters of intent (“LOI’s”) and signed several definitive agreements to acquire additional technology and services businesses.

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

On October 19, 2020, FOMO CORP purchased Purge Virus, LLC and consequently entered the viral disinfection market.

On November 17, 2020, an application was submitted to FINRA to change the name and ticker symbol from 2050 Motors and ETFM to FOMO CORP. and FOMO, respectively. Subsequently, FINRA issued a name change and ticker change to “FOMO CORP.” and applied the ticker “FOMC”.

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

Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiary, Purge Virus, LLC. All material intercompany balances and transactions have been eliminated in consolidation.

Cash

Cash consists of deposits in one large national bank. On March 31, 2021 and December 31, 2020, respectively, the Company had $269,002 and $12,069 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Assets and liabilities measured at fair value are as follows as of March 31,2021:

	Total	Level 1	Level 2	Level 4
Assets
Investments	168,000	168,000
Total assets measured at fair value	168,000	168,000

Liabilities
Derivative liability	2,209,605			2,209,605
Total liabilities measured at fair value	2,209,605			2,209,605

Assets and liabilities measured at fair value are as follows as of December 31, 2020:

	Total	Level 1	Level 2	Level 4
Assets
Investments	168,000	168,000
Total assets measured at fair value	168,000	168,000

Liabilities
Derivative liability	834,230			834,230
Total liabilities measured at fair value	834,230			834,230

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2019	$893,171
Fair value of derivative liabilities	266,068
Loss on conversion	(483,793)
Gain on change in derivative liabilities	158,784
Balance as of December 31, 2020	$834,230

Balance as of December 31, 2020	$834,230
Fair value of derivative liabilities	2,750,749
Loss on conversion	(1,375,374)
Gain on change in derivative liabilities	0
Balance as of March 31, 2021	$2,209,605

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

On March 31, 2021 and December 31, 2020, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended December 31, 2020 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions, and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on March 5, 2019, has filed federal and state taxes in California, Illinois and Pennsylvania as required and had brought the Company current in all regards.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of March 31, 2021 and December 31, 2020 was zero.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of ($10,051,875) as of March 31, 2021. The Company also had negative working capital of ($2,207,454) on March 31, 2021, and had an operating losses of ($570,614) for the three months ended March 31, 2021. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 - INVESTMENTS

During the year ended December 31, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Mobicard Inc. The shares were valued at the market price of $0.0023 per share, or $483,000, at the acquisition date. The shares are currently valued at the market price of $0.0008 per share on March 31, 2021 for a total investment of $168,000.

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

Note 5 –RELATED PARTIES TRANSACTIONS

As of March 31, 2021, the Company subsidiary’s chief executive officer had an outstanding balance of $7,532. The loan is non-interest bearing and due on demand.

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

Note 6 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with three third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of March 31, 2021, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note	GS Capital	01/20/21	01/20/22	205,000	12.0%
Total				$205,000
less discount				0
Net				$205,000

During the year ended December 31, 2020, third-party lenders converted $809,292 of principal and interest into 2,936,347,316 shares of common stock.

During the three months ended March 31, 2021, third-party lenders converted $563,643 of principal, interest and penalties into 905,435,038 shares of common stock.

The variables used for the Black-Scholes model are as listed below:

	March 31, 2021	December 31, 2020

●	Volatility: 253% - 466%	Volatility: 253% - 466%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.24% - 1.53%

●	Expected term: 1-3 years	Expected term: 1-3 years

The Company amortized a debt discount of $0 and $63,350 respectively, during the three months ended March 31, 2021 and year ended December 31, 2020, respectively.

On October 28, 2020, a third-party lender funded the Company $115,000.00 in a 12% convertible debenture due October 28, 2021. The transaction netted the Company $98,000.00 after original issue discount (OID) of $15,000.00 and placement agent fees of $2,000.00.

On January 20, 2021, a third-party lender funded the Company $205,000 in a 12% convertible debenture due January 20, 2022. The transaction netted the Company $180,000 after $25,000 loan fees.

During the three months ended March 31, 2021 third-party lenders converted $563,643 of principle, interest and penalties into 905,435,038 shares of no-par common stock

Note 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. There is no litigation outstanding as of March 31, 2021.

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

On June 4, 2020, the Company entered a $11,593 note payable to Bank of America, pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. The loan remains outstanding but is expected to be forgiven by the U.S. government based on guidance from the Company’s commercial bank, Bank of America. The SBA forgave this loan subsequent to quarter end.

Note 8 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2020. Management at year-end 2020 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on March 31, 2021 and December 31, 2020 will not be fully realizable. The Company is current with franchise tax board fees due to the State of California and intends to prepare tax statements for the federal and state requirements for 2020. Today, the Company is current with its federal and state tax filings.

Note 9 – WARRANTS AND OPTIONS

At March 31, 21021 and December 42, 2020, a total of 1,163,660,714 and 713,571,428 warrants were outstanding, respectively

On March 20, 2021 the Company issued 100,000,000 warrants with a strike price of $0.01 and a five-year expiration to Online Energy Manager as consideration for a software license.

On March 31, 2021 The Company issued 50,000,000 warrants with a strike price of $0.01and an three-year expiration to Energy Intelligence as consideration on the asset purchase.

Note 10 – EQUITY

During the three months ended March 31, 2021 third-party lenders converted $563,643 of principle, interest and penalties into 905,435,038 shares of no-par common stock

On January 21, 2021 the Company issued a third-party lender 10,000,000 shares of no-par common stock for loan cost of $20,000.

On February 27, 2021, the Company issued a consultant 300,000 shares of no-par common stock for investor relations services of $4,140.

On March 1, 2021, the Company issued a consultant 6,250,000 shares of no-par common stock for consulting services of $95,500.

On March 31, 2021, the Company sold 65,000,000 shares of common no-par stock for $250,00, as part of an equity line of credit

During February 2021 the Company sold 2,750,000 Series A Preferred shares for $275,000.

On January 1, 2021, the Company issued a consultant 25,000 Series B Preferred shares for services valued at $5,500.

On January 6, 2021, the Company issued 175,000 Series B Preferred shares as a non-refundable deposit to purchase SmartGuard valued at $38,500.

On January 6, 2021, the Company issued 175,000 Series B Preferred shares as a refundable deposit to purchase SmartGuard.valued at $38,500

On February 11, 2021, the Company issued 100,000 Series B Preferred shares as a non-refundable deposit to purchase PVBJ valued at $80,000.

On February 24, 2021, the Company issued 250,000 Series B Preferred shares to purchase assets of Independence LED Lighting LLC valued at $80,000.

On March 20, 2021, the Company issued 125,000 Series B Preferred shares to purchase the assets of Energy Intelligence Center LLC valued at $265,000.

Note 11 – ACQUISITIONS

PPE Source International LLC

On October 2, 2020, we issued the owner of PPE Source International LLC (PPESI), a provider of PPE to small, medium, and large businesses, institutions, and government customers, 100,000 Series B Preferred Shares for a 180-day exclusive option to purchase his 100% member interests in PPESI. We are in negotiations to extend this purchase option.

Purge Virus, LLC

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

Independence LED Lighting, LLC

On January 3, 2021, the Company offered to purchase 100% of the assets of Independence LED Lighting, LLC (“ILED”) for 250,000 1% Series B Preferred Shares and the assumption of critical vendor liabilities, subject to customer due diligence and legal review. ILED is an entity controlled by Charles Szoradi, CEO of FOMO’s Purge Virus LLC subsidiary acquired on October 19, 2020. The letter of intent (LOI) was approved by ILED’s Board of Directors and signed by Szoradi on January 5, 2021. On February 12, 2021, the Company closed the asset purchase of Independence LED Lighting, LLCfor total consideration of 250,000 Restricted Series B Preferred Shares and the assumption of no debt. The assets were recorded at the fair value of the Series B Preferred shares of $660,000.

Energy Intelligence Center, LLC

On March 6, 2021, we completed an Asset Purchase Agreement to acquire 100% of the assets of Energy Intelligence Center, LLC. The Company paid Energy Intelligence 125,000 Series B Preferred Shares and 50,000,000 Common Stock Warrants with 3-year exercise term and an exercise price one cent. The assets were recorded at the fair value of the Series B Preferred shares and warrants of $361,995.

Online Energy Manager, LLC

On March 4, 2021, the Company signed a Licensing/ Strategic Agreement with Online Energy Manager, LLC (“OEM”). Under the agreement, OEM granted the Company a two-year non-exclusive right to license ENCORE-CI, the patented and other intellectual property of OEM. The Company shall pay a license fee of 7.50% of gross revenue per project for ENCORE-CI projects. The license is renewable beyond the two-year term if the Company generates a minimum of $100,000 in license fees in the second year.

OEM granted the Company a three year option to purchase the assets of OEM for a cash payment of $10,000,000 and a two year option to purchase 19.90% of OEM Membership Units for a cash payment of $2,000,000.

As consideration, the Company granted OEM a five year warrant to acquire 100,000,000 shares of the Company’s stock at an exercise price of $0.010 per share. If the shares are registered and the stock closes over $0.03 per share for 20 sessions out of the prior 30 sessions, the warrants shall be callable. The warrants were valued at $194,000.

SmartGuard Holdings LLC

On January 5, 2021, the Company and the principals of SmartGuard Holdings LLC entered into a six-month exclusive Agreement to explore acquisition of, investment in and/or partnership with 100% of SmartGuard Holdings LLC, consisting of:

●	75% interest in SmartGuard Financing LLC, which is the exclusive sales and financing arm for an expanding portfolio of SmartGuard Disinfection & Robotic Products consisting of a disinfection robot, disinfection locker and cart wash plus 100% of the income from the financing of Cyberclean Systems, LLC’s robotic products.

●	25% interest in GNW Technologies LLC (owner of Cyberclean Systems, LLC) plus an option to acquire an additional 25.1% of GNW. Cyberclean’s revenues consist of robot deployment revenues (80% of total) and RaaS (Robots as a Service) and EaaS (Energy as a Service) revenues (20% of total)
●	100% of SmartGuard Energy Solutions LLC including 100% interest in LED Funding LLC, whose revenues are derived from installation of LED lighting and energy efficiency control.

Consideration for the Agreement was 175,000 1% Series B Preferred Shares, valued at $17,500.

Ecolite Holdings LLC

On January 10, 2021, the Company offered to purchase 100% of the Member Interests of Ecolite Holdings LLC (“Ecolite” for the following consideration: 1) 2,549,383 Restricted 1% Series B Preferred Shares, 2) $2,000,000 cash, 3) $750,000 two-year 8% redeemable seller note, 4) a three-year earn-out of annual profits greater than $960,000, and 5) stock option grants to key employees in admin and sales/marketing. Ecolite is an entity controlled by John Kelly, a FOMO Advisory Board member and owner of PPE Source International LLC (“PPESI”), a business partner of FOMO’s wholly owned subsidiary Purge Virus LLC (“PV”). The letter of intent (LOI) was approved by FOMO’s Board of Directors and executed by John Kelly and FOMO’s CEO on January 10, 2021.

Other

On February 7, 2021, the Company extended an offer to acquire a nationwide HVAC services contractor. Consideration will include 650,000 restricted Series B Preferred Shares, $1,000,000 cash and a $500,000 two-year seller note. The Company has extended the deadline to close a definitive agreement to acquire a national HVAC services contractor to July 1, 2021.

Note 11 – SUBSEQUENT EVENTS

On April 9, 2021, the Company issued a consultant 6,250,000 shares of no-par common shares for consulting services.

On April 24, 2021, the Company issued 2,300 Series B Preferred shares for consulting services.

On April 20, 2021, the Company issued 25,000 Series B Preferred shares for consulting services relating to Kanab Corp.

On April 8, 2021, a third-party lender funded the Company $103,500 in a 22% convertible debenture due April 8, 2022. The transaction netted the Company $100,000 after $3,500 loan fees.

On April 16, 2021, the Company extended the LOI’s to purchase Ecolite and PPE Source International LLC until July 1, 2021

On April 14, 2021, the Company signed an agreement to purchase 100% interest in Lux Solutions LLC for $5,000,000. The purchase price is payable $1,250,000 in cash, $1,250,000 note payable and 1,250,000 series B Preferred shares at $.002 per share.

On April 14, 2021, the Company signed an agreement to purchase 100% interest in LED IV Funding LLC for $7,000,000. The purchase price is payable $1,750,000 in cash, $1,750,000 note payable and 1,750,000 series B Preferred shares at $.002 per share.

On April 22, 2021, the Company issued Brokerwebs LLC 25,000 Series B Preferred shares as a retainer for one-year administration of its cannabis social network Kanab Club 2.0 @ www.kanab.club which is currently under beta testing and expected to go live summer 2021.

On May 18, 2021, the Company incorporated FOMO FOMO ADVISORS LLC, a Wyoming limited liability company, as a wholly owned public/private merchant banking subsidiary.

On May 18, 2021, the Company restored FOMO CORP. (private), a Wyoming C-Corp. by the same name, to good standing. Management intends to utilize the vehicle as a strategic asset to develop cryptocurrencies to be named “FOMO COIN” and “KANAB COIN” or other.

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

Costs and Resources

FOMO CORP. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of March 31, 2021, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Results of Operation for the Three Months Ended March 31, 2021 and 2020

During the three months ended March 31, 2021 and 2020, the Company had $151,392 and $0 in operating revenues. During the three months ended March 31, 2021 the Company incurred $132,221 in cost of revenues. During the three months ended March 31, 2021, the Company incurred operating expenses of $685,785, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the three months ended March 31, 2021, these operating losses combined with non-operating income (expenses) of $1,841,624 resulted in net loss of $2,508,238. For the three months ended March 31, 2020, the Company had operating losses of $50,532 and non-operating income (expenses) of $410,242 leading to net income of $359,710.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of March 31, 2021 we had an accumulated deficit of $10,170,883. As of March 31, 2021, the Company had cash balance of $269,002 and a negative working capital of $2,228,467.

To date, we have funded our operations through short-term debt and equity financing. During the three months ended March 31, 2021, the Company received $180,000 of borrowed funds from non-related parties. In addition, during this period the Company issued 905,435,038 of common stock to lenders for conversions of $563,643 of principal and interest related to third-party debt and issued 10,000,000 shares of common no-par shares for 20,000 of loan costs. The company also sold 2,750,000 shares of Preferred A shares for $275,000. The Company issued 6,550,000 shares of common no-par shares and Preferred B shares for compensation. The Company sold 65,000,000 shares of no-par common stock for $250,000. The Company also issued 175,000 Preferred B shares as a deposit for a future business purchase and 375,000 Preferred B shares to purchase the assets of a business.

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

Delinquent Loans

As of March 31, 2020, the Company is no longer delinquent in its payments on any loans owing to third-party lenders.

Off-balance Sheet Arrangements

Since our inception through March 31, 2021, we have not engaged in any off-balance sheet arrangements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has settled all lawsuits with third-party lenders regarding delinquent loans as of March 31, 2021

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, the Company received $180,000 of borrowed funds from non-related parties. In addition, during this period the Company issued 905,435,038 of common stock to lenders for conversions of $563,643 of principal and interest related to third-party debt and issued 10,000,000 shares of common no-par shares for 20,000 of loan costs. The company also sold 2,750,000 shares of Preferred A shares for $275,000. The Company issued 6,550,000 shares of common no-par shares and Preferred B shares for compensation. The Company sold 65,000,000 shares of no-par common stock for $250,000. The Company also issued 175,000 Preferred B shares as a deposit for a future business purchase and 175,000 Preferred B shares to purchase the assets of a business, of which half is refundable.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2020, the Company is no longer delinquent in its payments on any loans owing to third-party lenders

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

10.1*	Convertible Loan Agreement GS Capital - January 20, 2021

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOMO Corp (Formerly 2050 MOTORS, INC.)

Date: May 24, 2021	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: May 24, 2021	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

10.1*	Convertible Debenture Loan Agreement with GS Capital – January 20, 2021

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

