Form 10-Q/A
period 2021-03-31
FOMO CORP.
filed 2021-05-26
CIK 867028

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

The number of shares of Common Stock (no par value) of the registrant outstanding was 5,615,111,492 at May 24, 2021. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 5,750,000 at May 24, 2021 no par value. The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 50 shares of common stock) of the registrant outstanding was 5,143,115 at May 24, 2021The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 1,000 shares of common stock) of the registrant outstanding was 5,143,115 at May 24, 2021. The number of shares of Series C Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 1,000,000 at May 24, 2021. The market value of common shares outstanding as of May 24, 2021 was $20,775,912.

FOMO CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2019

2

PART I

ITEM 1. FINANCIAL STATEMENTS

FOMO CORP.

FOMO CORP and Subsidiary

Condensed Balance Sheets

(Unaudited)

	As of	As of
	March 31, 2021	December 31, 2020
Assets

Current assets
Cash	$269,002	$12,069
Accounts receivable	86,993	20,859
Deposit on option to purchase business	17,500	-
Prepaid expense	-	910
Total current assets	373,495	33,838

Other assets:
Investments	168,000	168,000
Intangible assets	1,378,662	206,250
Goodwill	596,906	596,906
Total other assets	2,143,568	971,156

Total assets	$2,517,063	$1,004,994

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$46,239	$63,291
Accrued interest on loans payable	3,932	24,945
Customer deposit	97,048	5,614
Loan payable related party	7,532	3,574
Loans payable due to non-related parties, net	205,000	226,186
Loan Cares PPP	11,593	11,593
Derivative liability	2,209,605	834,230
Total current liabilities	2,580,949	1,169,433

Total liabilities	2,580,949	1,169,433

Stockholders’ deficit
Common stock; no par value authorized: 10,000,000,000 issued and outstanding 5,700,528,159 at March 31, 2021 and 4,713,543,121 December 31, 2020, respectively	5,166,243	4,232,960
Preferred stock Class A; $0.0001 par value authorized: 78,000,000 issued and outstanding 5,750,000 and 3,000,000 at March 31, 2021 and December 31, 2020, respectively: discretionary 1% dividend	575	300
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 issued and outstanding 5,313,815 and 4,463,815 at March 31, 2021 and December 31, 2020, respectively: discretionary 1% dividend	531	446
Preferred stock Class C; $0.0001 par value authorized: 2,000,000 and issued and outstanding 1,000,000 at March 31, 2021 and December 31, 2020, respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	4,695,540	3,139,400
Accumulated deficit	(10,051,875)	(7,662,645)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	(63,886)	(164,439)

Total liabilities and stockholders’ deficit	$2,517,063	$1,004,994

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

The accompanying notes are an integral part of these financial statements

FOMO CORP and Subsidiary

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Common	Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Stock	paid-in	Accumulated	stockholders’
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	Issuable	capital	deficit	deficit
Balance December 31, 2019	1,777,198,805	$3,800,405	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$858,218	$(6,025,926)	$(1,241,863)

Conversion of convertible debt	428,306,667	22,582	-	-	-	-	-	-	-	-	-	22,582

warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781

Net income	-	-	-	-	-	-	-	-	-	-	359,710	359,710

Balance, March 31, 2020	2,205,505,472	$3,822,987	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$863,999	$(5,666,216)	$(853,790)

Balance December 31, 2020	4,713,543,121	$4,232,960	3,000,000	$300	4,463,815	$446	1,000,000	$100	$125,000	$3,139,400	$(7,662,645)	$(164,439)

Conversion of convertible debt	905,435,038	563,643	-	-	-	-	-	-	-	-	-	563,643

Stock issued for compensation	6,550,000	99,640	-	-	-	-	-	-	-	-	-	99,640

Stock issued for loan cost	10,000,000	20,000	-	-	-	-	-	-	-	-	-	20,000

Purchase common share	65,000,000	250,000	-	-	-	-	-	-	-	-	-	250,000

Purchase Preferred A shares	-	-	2,750,000	275	-	-	-	-	-	274,725	-	275,000

Stock issued for compensation	-	-	-	-	300,000	30	-	-	-	123,970	-	124,000

Options to purchase business	-	-	-	-	175,000	17	-	-	-	38,483	-	38,500

Purchase assets	-	-	-	-	375,000	38				924,962		925,000

Warrants	-	-	-	-	-	-	-	-	-	194,000		194,000

Net income	-	-	-	-	-	-	-	-	-	-	(2,389,230)	(2,389,230)

Balance, March 31, 2021	5,700,528,159	$5,166,243	5,750,000	$575	5,313,815	$531	1,000,000	$100	$125,000	$4,695,540	$(10,051,875)	$(63,886)

The accompanying notes are an integral part of these financial statements

FOMO CORP and Subsidiary

Condensed Statement of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows provided by (used for) operating activities:
Net income (loss)	$(2,389,230)	$359,710
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock based compensation	165,500	5,781
Stock issued for Interest and loan costs	37,940
Interest expense paid by issuance of stock	220,527
Amortization	43,583	-
Interest expense from initial derivative liability	-	926
Derivative liability adjustment	1,375,375	(483,793)
Debt settlement	231,930
Impairment of investment	-	63,000
Increase (decrease) in assets and liabilities:
Prepaid expenses	910	-
Accounts receivable	(66,134)	-
Accounts payable	(39,047)	5,000
Customer deposits	91,434
Accrued interest	(21,013)
Accrued expenses		49,331

Net cash used for operating activities	(348,225)	(45)

Cash flows provided by (used for) Investing activities
Proceeds from sale of common stock	250,000	-
Proceeds from sale of Preferred Series A shares	275,000	-

Net cash provided by (used for) investing activities	525,000	-

Cash flows provided by (used for) Financing activities
Payment to non-related loans	(128,800)	-
Proceeds from loan from officer	3,958	-
Proceeds from non-related loans	205,000	-

Net cash provided by (used for) financing activities	80,158	-

Net (decrease) increase in cash	256,933	(45)
Cash, beginning of period	12,069	63

Cash, end of period	$269,002	$18

Supplemental disclosure of cash flow information
Common stock issued for debt	$563,643	$-

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $10,051,875 as of March 31, 2021. The Company also had negative working capital of $2,207,454 on March 31, 2021, and had an operating loss of $570,614 for the three months ended March 31, 2021. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 9 – WARRANTS AND OPTIONS

At March 31, 2021 and December 31, 2020, a total of 1,163,660,714 and 713,571,428 warrants were outstanding, respectively

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

On January 6, 2021, the Company issued 175,000 Series B Preferred shares as a refundable deposit to purchase SmartGuard valued at $38,500

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

Independence LED Lighting, LLC

On January 3, 2021, the Company offered to purchase 100% of the assets of Independence LED Lighting, LLC (“ILED”) for 250,000 1% Series B Preferred Shares and the assumption of critical vendor liabilities, subject to customer due diligence and legal review. ILED is an entity controlled by Charles Szoradi, CEO of FOMO’s Purge Virus LLC subsidiary acquired on October 19, 2020. The letter of intent (LOI) was approved by ILED’s Board of Directors and signed by Szoradi on January 5, 2021. On February 12, 2021, the Company closed the asset purchase of Independence LED Lighting, LLC for total consideration of 250,000 Restricted Series B Preferred Shares and the assumption of no debt. The assets were recorded at the fair value of the Series B Preferred shares of $660,000.

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

OEM granted the Company a three-year option to purchase the assets of OEM for a cash payment of $10,000,000 and a two year option to purchase 19.90% of OEM Membership Units for a cash payment of $2,000,000.

As consideration, the Company granted OEM a five-year warrant to acquire 100,000,000 shares of the Company’s stock at an exercise price of $0.010 per share. If the shares are registered and the stock closes over $0.03 per share for 20 sessions out of the prior 30 sessions, the warrants shall be callable. The warrants were valued at $194,000.

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

Note 12 – SUBSEQUENT EVENTS

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

On May 18, 2021, the Company incorporated FOMO ADVISORS LLC, a Wyoming limited liability company, as a wholly owned public/private merchant banking subsidiary.

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

Delinquent Loans

As of March 31, 2021, the Company is no longer delinquent in its payments on any loans owing to third-party lenders.

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2020, the Company is no longer delinquent in its payments on any loans owing to third-party lenders

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

10.1*	Convertible Loan Agreement GS Capital - January 20, 2021

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOMO Corp

Date: May 26, 2021	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: May 26, 2021	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

10.1*	Convertible Loan Agreement GS Capital - January 20, 2021

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.

