Form 10-Q
period 2021-06-30
FOMO CORP.
filed 2021-08-16
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(630) 286-9560

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
COMMON	FOMC	OTC PINK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock (no par value) of the registrant outstanding was 6,186,833,544 at August 13, 2021. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 5,750,000 at August 13, 2021. The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 1,000 shares of common stock) of the registrant outstanding was 5,143,115 at August 13, 2021. The number of shares of Series C Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 1,000,000 at August 16, 2021. The market value of common shares outstanding as of August 13, 2021 was $8,661,567.

FOMO CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2019

2

PART I

ITEM 1. FINANCIAL STATEMENTS

FOMO CORP. and Subsidiaries

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Condensed Balance Sheets

	As of June 30, 2021	As of December 31, 2020
	(unaudited)	(audited)
Assets
Current assets
Cash	$32,076	$12,069
Accounts receivable, net	59,921	20,859
Deposit on option to purchase business	17,500	-
Inventory	231,614	-
Loan receivable	25,000	-
Prepaid expense	130,923	910
Total current assets	497,034	33,838

Other assets:
Investments	254,594	168,000
Intangible assets	1,175,749	206,250
Goodwill	596,906	596,906
Total other assets	2,027,249	971,156

Total assets	$2,524,283	$1,004,994

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$63,070	$63,291
Accrued intertest on loans payable	24,945	24,945
Customer deposit	132,772	5,614
Loan payable related party	1,294	3,574
Loans payable due to non-related parties, net	415,020	226,186
Loan Cares PPP	-	11,593
Derivative liability	592,359	834,230
Total current liabilities	1,229,460	1,169,433

Total liabilities	1,229,460	1,169,433

Stockholders’ deficit
Common stock; no par value authorized: 10,000,000,000 issued and outstanding 5,775,528,159 at June 30, 2021 and 4,713,543,121 December 31, 2020, respectively	5,342,243	4,232,960
Preferred stock Class A; $0.0001 par value authorized: 78,000,000 issued and outstanding 5,750,000 and 3,000,000 at June 30, 2021 and December 31, 2020, respectively: discretionary 1% dividend	575	300
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 issued and outstanding 5,313,815 and 4,463,815 at June 30, 2021 and December 31, 2020, respectively: discretionary 1% dividend	531	446
Preferred stock Class C; $0.0001 par value authorized: 2,000,000 and issued and outstanding 1,000,000 at June 30, 2021 and December 31, 2020, respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	4,695,540	3,139,400
Accumulated deficit	(8,869,166)	(7,662,645)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	1,294,823	(164,439)

Total liabilities and stockholders’ deficit	$2,524,283	$1,004,994

The accompanying notes are an integral part of these financial statements

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Condensed Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Operating revenue	$84,661	$-	$256,863	$-

Cost of revenues	65,286	-	197,506	-

Gross profit	19,375	-	59,357	-

Operating expenses:	359,853	48,742	1,416,071	99,274
General and administrative

Net loss from operations	(340,478)	(48,742)	(1,356,714)	(99,274)

Other income (expenses):
Interest expense	-	(21,173)	234,310	(31,724)
Loan forgiveness	11,593		11,593
Loss on investment	(288,406)		(288,406)	-
Impairment loss	-	-	-	(63,000)
Derivative liability gain (loss)	1,800,000	196,289	424,626	680,082
Debt conversion gain (loss)	-	-	-	-
Debt settlement gain (loss)	-	-	(231,930)	-
Other income, net	-	-	-	-
Total other income (expenses)	1,523,187	175,116	150,193	585,358

Income (loss) before income taxes	1,182,709	126,374	(1,206,521)	486,084

Provision for income taxes

Net income (loss)	$1,182,709	$126,374	$(1,206,521)	$486,084

Net income (loss) per share, basic and diluted	$0.00002	$0.0001	$(0.0002)	$0.0002

Weighted average common equivalent share outstanding, basic and diluted	5,5780,818,213	2,205,505,472	5,653,234,527	2,129,408,183

The accompanying notes are an integral part of these financial statements

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Common	Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Stock	paid-in	Accumulated	stockholders’
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	Issuable	capital	deficit	deficit
Balance, December 31, 2019	1,777,198,805	$3,800,405	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$858,218	$(6,025,926)	$(1,241,863)

Conversion of convertible debt	428,306,667	22,582	-	-	-	-	-	-	-	-	-	22,582

Warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781

Net income	-	-	-	-	-	-	-	-	-	-	359,710	359,710

Balance, March 31, 2020	2,205,505,472	3,822,987	3,000,000	300	400,000	40	1,000,000	100	125,000	863,999	(5,666,216)	(853,790)

Warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781
Net income	-	-	-	-	-	-	-	-	-	-	486,084	486,084

Balance, June 30, 2020	2,205,505,472	$3,822,987	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$869,780	$(5,180,132)	$(361,925)

Balance December 31, 2020	4,713,543,121	$4,232,960	3,000,000	$300	4,463,815	$446	1,000,000	$100	$125,000	$3,139,400	$(7,662,645)	$(164,439)

Conversion of convertible debt	905,435,038	563,643	-	-	-	-	-	-	-	-	-	563,643

Stock issued for compensation	6,550,000	99,640	-	-	-	-	-	-	-	-	-	99,640

Stock issued for loan cost	10,000,000	20,000	-	-	-	-	-	-	-	-	-	20,000

Purchase common share	65,000,000	250,000	-	-	-	-	-	-	-	-	-	250,000

Purchase Preferred A shares	-	-	2,750,000	275	-	-	-	-	-	274,725	-	275,000

Stock issued for compensation	-	-	-	-	300,000	30	-	-	-	123,970	-	124,000

Options to purchase business	-	-	-	-	175,000	17	-	-	-	38,483	-	38,500

Purchase assets	-	-	-	-	375,000	38				924,962		925,000

Warrents	-	-	-	-	-	-	-	-	-	194,000		194,000

Net income	-	-	-	-	-	-	-	-	-	-	(2,389,230)	(2,389,230)

Balance, March 31, 2021	5,700,528,159	5,166,243	5,750,000	575	5,313,815	531	1,000,000	100	125,000	4,695,540	(10,051,875)	(63,886)

Purchase common shares	75,000,000	176,000										176,000

Net income	-	-	-	-	-	-	-	-	-	-	1,182,709	1,182,709

Balance June 30, 2021	5,775,528,159	5,342,243	5,750,000	575	5,313,815	531	1,000,000	100	125,000	4,695,540	(8,869,166)	1,294,823

The accompanying notes are an integral part of these financial statements

FOMO CORP. and Subsidiaries

(Formerly 2050 Motors, Inc.)

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows provided by (used for) operating activities:
Net income (loss)	$(1,206,521)	$486,084
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization of debt discount	-	-
Debt settlement (income) loss	-	-
Issuance of common stock for services	241,500	11,562
Derivative liability adjustment	331,539	(680,082)
Loan forgiveness	(11,593)	-
Loss on investment	-	63,000
Increase (decrease) in assets and liabilities:
Accounts receivable	(39,062)	-
Accounts payable	(221)	5,000
Inventory	(231,614)	-
Prepaid expenses	(130,013)
Customer deposits	127,158	-
Accrued expenses	-	102,817
Tax payable	-	-

Net cash used for operating activities	(918,827)	(11,619)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Proceeds from non-related loans	188,834	-
Payment of loan receivable	(25,000)	-
Proceeds from sale of common stock	500,000	-
Proceeds from sale Preferred A shares	275,000
Proceeds from CARES Act loan	-	11,593

Net cash provided by (used for) financing activities	938,834	11,593

Net (decrease increase in cash	20,007	(26)
Cash, beginning of period	12,069	63

Cash, end of period	$32,076	$37

Supplemental disclosure of cash flow information
Amortization of deferred finance cost from non-cash transaction	$-	$-
Common stock issued for debt	$563,643	$28,819
Debt discount from convertible loan	$-	$40,500
Reclassification of derivative liability	$-	$39,852
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

FOMO CORP. and subsidiaries

(formerly 2050 MOTORS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

FOMO CORP. previously known as “2050 Motors, Inc.” (“the Company”) is the successor to an entity incorporated on February 27, 1990 in the state of California as a blank check company named “K7 Capital Corporation”. On or around the year 2000, the Company restructured to seek acquisition candidates. 2050 Motors, Inc., the Company’s sole operating subsidiary from 2014 - 2019, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. In 2019, new management dissolved the Company’s Nevada subsidiary as the electric vehicle strategy had failed. Meanwhile, the Company incubated an internet business targeting the Cannabis market and pursued various ventures in the internet, communications, and technology markets. The Company purchased Purge Virus, LLC to enter the viral disinfection technology market on October 19, 2020, closed lighting and energy management asset purchases of Independence LED Lighting, LLC and Energy Intelligence Center, LLC during the first three months of 2021, and has since announced letters of intent and definitive agreements to acquire additional technology and services businesses. The Company also owns an equity interest in Himalaya Technologies, owner and operator of an early-stage social media business called “Kanab Club” targeting the cannabis sector.

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

On April 4, 2019, we removed all Officers and/or Directors of our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation (“2050 Private”); thereafter, 2050 Private appointed our Chief Executive Officer, Vikram Grover, as 2050 Private’s President and Sole Director. 2050 Motors, Inc. Nevada was subsequently dissolved.

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

On October 19, 2020, FOMO CORP. purchased Purge Virus, LLC and consequently entered the viral disinfection market.

On November 17, 2020, an application was submitted to FINRA to change the name and ticker symbol from 2050 Motors and ETFM to FOMO CORP. and FOMO, respectively. Subsequently, on May 7, 2021, FINRA issued a name change and ticker change to “FOMO CORP.” and applied the ticker “FOMC”.

On February 12, 2021, we purchased the assets of Independence LED Lighting, LLC (a Pennsylvania LLC). The assets were subsequently placed into a newly formed subsidiary, Energy Intelligence Center LLC (a Wyoming LLC).

On March 6, 2021, we purchased the assets of Energy Intelligence Center, LLC (a Pennsylvania LLC). The assets were subsequently placed into a newly formed subsidiary, Energy Intelligence Center LLC (a Wyoming LLC).

As of June 30, 2021, the Company was current with its financials.

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

Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries, 2050 Motors, Inc., Purge Virus, LLC and Energy Intelligence Center LLC. All material intercompany balances and transactions have been eliminated in consolidation.

Cash

Cash consists of deposits in one large national bank. On June 30, 2021 and December 31, 2020, respectively, the Company had $32,076 and $12,069 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Assets and liabilities measured at fair value are as follows as of June 30, 2021:

	Total	Level 1	Level 2	Level 4
Assets
Investments	254,594	254,594
Total assets measured at fair value

Liabilities
Derivative liability	592,359			592,359
Total liabilities measured at fair value

Assets and liabilities measured at fair value are as follows as of December 31, 2020:

	Total	Level 1	Level 2	Level 4
Assets
Investments	168,000	168,000
Total assets measured at fair value	168,000	168,000

Liabilities
Derivative liability	834,230			834,230
Total liabilities measured at fair value	834,230			834,230

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2019	$893,171
Fair value of derivative liabilities	266,068
Loss on conversion	(483,793)
Gain on change in derivative liabilities	158,784
Balance as of December 31, 2020	$834,230

Balance as of December 31, 2020	$834,230
Fair value of derivative liabilities	1,135,503
Loss on conversion	(1,375,374)
Gain on change in derivative liabilities	0
Balance as of June 20, 2021	$592,359

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

On June 30, 2021 and December 31, 2020, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended December 31, 2020 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions, and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on March 5, 2019, filed federal and state taxes in California, Illinois and Pennsylvania as required and brought the Company current in all regards in 2021.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of June 30, 2021 and December 31, 2020 was $4,464 and zero, respectively.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of ($8,869,166) as of June 30, 2021. The Company also had negative working capital of ($732,426) on June 30, 2021, and had operating losses of ($1,356,714) for the six months ended June 30, 2021 and (1,636,719) for the year ended December 31, 2020, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

On February 12, 2021, we purchased 100.0% of the assets, including inventory, customer lists, GSA schedule, intellectual property and other of Independence LED Lighting, LLC for two hundred fifty thousand (250,000) Series B Preferred shares. Based on market prices at closing, the transaction was valued at two and one half million dollars ($2,500,000), but for accounting purposes we wrote the purchase price down to $242,500.

On March 6, 2021, we purchased 100.0% of the assets, including inventory, customer lists, GSA schedule, intellectual property and other of Energy Intelligence Center, LLC for one hundred twenty five thousand (125,000) Series B Preferred shares. Based on market prices at closing, the transaction was valued at one million two hundred fifty thousand ($1,250,000), but for accounting purposes we wrote the purchase price down to $825,000.

On May 18 2021, FOMO CORP. (“FOMO”) incorporated FOMO ADVISORS LLC, a Wyoming limited liability company, as a wholly owned public/private merchant banking subsidiary. FOMO ADVISORS LLC intends to assist private companies in accessing the capital markets through “pass through” investments that allow investors to gain liquidity from FOMO stock while benefiting from direct exposure to private company growth through derivative instruments or other rights. The subsidiary is engaging with strategic targets to introduce them to its network of financial and strategic contacts, provide them management consulting, and create a portfolio of technology investments for future incubation, capital formation, and wealth creation. An outline of FOMO’s plans is attached herein as Exhibit 10.1. The Company is currently evaluating its corporate development pipeline and has identified a number of candidates for this capital formation model, though there can be no assurances.

On July 31, 2021, we sold our 50.0% interest in KANAB CORP. (one million shares) to Himalaya Technologies, Inc. a/k/a Homeland Resources Ltd. (OTC: HMLA) for one hundred fifty thousand (150,000) Series B Preferred shares of the buyer, convertible into one hundred fifty million (150,000,000) common shares). Our CEO, Vikram Grover, is also CEO of Himalaya Technologies, Inc.

Note 5 – LOANS PAYABLE DUE TO RELATED PARTIES

As of June 30, 2021, the Company subsidiary’s chief executive officer had an outstanding balance of $1,294. The loan is non-interest bearing and due on demand.

Note 6 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with three third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of June 30, 2021, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note	GS Capital	01/20/21	01/20/22	205,000	10.0%
Note	PowerUp Lending	04/08/21	04/08/22	103,500	12.0%
Note	PowerUp Lending	05/10/21	05/10/22	53,750	12.0%
Note	GS Capital	06/25/21	06/25/22	65,000	10.0%
Total				$427,250
less discount				12,230
Net				$415,020

During the year ended December 31, 2020, third-party lenders converted $809,292 of principal and interest into 2,936,347,316 shares of common stock.

During the six months ended June 30, 2021, third-party lenders converted $563,643 of principal, interest and penalties into 905,435,038 shares of common stock. There were no conversions of third-party debt during the three months ended June 30, 2021.

The variables used for the Black-Scholes model are as listed below:

	June 30, 2021	December 31, 2020

●	Volatility: 253% - 466%	Volatility: 253% - 466%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.24% - 1.53%

●	Expected term: 1-3 years	Expected term: 1-3 years

The Company amortized a debt discount of $0 and $63,350 respectively, during the six months ended June 30, 2021 and year ended December 31, 2020, respectively.

On October 28, 2020, a third-party lender funded the Company $115,000.00 in a 12% convertible debenture due October 28, 2021. The transaction netted the Company $98,000.00 after original issue discount (OID) of $15,000.00 and placement agent fees of $2,000.00.

On January 20, 2021, a third-party lender funded the Company $205,000 in a 10% convertible debenture due January 20, 2022. The transaction netted the Company $180,000 after a $20,000 original issue discount and $5,000 in legal fees.

On April 8, 2021, a third-party lender funded the Company $103,500 in a 12% convertible debenture due April 8, 2022. The transaction netted the Company $100,000 after $3,500 legal and due diligence fees.

On May 10, 2021, a third-party lender funded the Company $53,750 in a 12% convertible debenture due May 10, 2022. The transaction netted the Company $50,000 after $3,750 legal and due diligence fees.

On June 25, 2021, a third-party lender funded the Company $65,000 in a 10% convertible debenture due June 25, 2022. The transaction netted the Company $60,000 after a $2,000 original issue discount and $3,000 in legal fees.

During the three months ended March 31, 2021 third-party lenders converted $563,643 of principle, interest and penalties into 905,435,038 shares of no-par common stock. During the three months ended June 30, 2021, there were no conversions of third-party debt into common shares.

Note 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. There is no litigation outstanding as of June 30, 2021.

Note 8 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2020. Management at year-end 2020 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on March 31, 2021 and December 31, 2020 will not be fully realizable. The Company is current with franchise tax board fees due to the State of California and in 2021 filed tax statements for the federal and state requirements (California, Illinois, Pennsylvania) for 2018 – 2019 - 2020. Today, the Company is current with its federal and state tax filings.

Note 9 – WARRANTS AND OPTIONS

As of December 31, 2019, the Company had fifty million warrants with an exercise price of $0.001 and a three-year expiration issued and outstanding to three members of our Advisory Board who were added to that newly created committee during March - April 2019. Additionally, we issued ten million warrants with a strike price of $0.005 and a three-year expiration to EDGE FiberNet, Inc. as compensation for strategic consulting. During the year ended December 31, 2019, the Company recognized $16,803 in expense related to these warrants. During the year ended December 31, 2020 the Company issued 328,571,428 warrants to a third-party lender for fees on a loan default. The Company recognized $844,754 in expense related to these warrants. On December 31, 2020, a total of 713,571,428 warrants were outstanding with a weighted average life of 3.87 years and an intrinsic value of $844,754.

On March 4, 2021, we issued Dilip Limaye 20,000,000 warrants with a strike price of $0.01 and a three-year expiration as compensation for joining our Advisory Board.

On March 20, 2021 the Company issued 100,000,000 warrants with a strike price of $0.01 and a five-year expiration to Online Energy Manager as consideration for a software license.

On March 31, 2021 The Company issued 50,000,000 warrants with a strike price of $0.01and an three-year expiration to Energy Intelligence as consideration on the asset purchase.

On May 12, 2021, we issued John Conklin 20,000,000 warrants with a strike price of $0.01 and a three-year expiration as compensation for joining our Advisory Board.

Note 10 – EQUITY

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

On January 1, 2021, the Company issued a consultant 25,000 Series B Preferred shares for services.

On January 6, 2021, the Company issued 175,000 Series B Preferred shares as a non-refundable deposit to purchase SmartGuard.

On January 6, 2021, the Company issued 175,000 Series B Preferred shares as a refundable deposit to purchase SmartGuard.

On January 21, 2021 the Company issued a third-party lender 10,000,000 shares of no-par common stock for loan cost.

On February 11, 2021, the Company issued 100,000 Series B Preferred shares as a non-refundable deposit to purchase PVBJ.

On February 24, 2021, the Company issued 250,000 Series B Preferred shares to purchase assets of Independence LED Lighting LLC.

On February 27, 2021, the Company issued a consultant 300,000 shares of no-par common stock for investor relations services.

During February 2021 the Company sold 2,750,000 Series A Preferred shares for $275,000.

On March 1, 2021, the Company issued a consultant 6,250,000 shares of no-par common stock for consulting services.

On March 20, 2021, the Company issued 125,000 Series B Preferred shares to purchase the assets of Energy Intelligence Center LLC.

On March 31, 2021, the Company sold 65,000,000 commitment and initial shares of common stock for $250,000 as part of an equity line of credit program with an institutional investor.

During the three months ended March 31, 2021 third-party lenders converted $563,643 of principle, interest and penalties into 905,435,038 shares of no-par common stock

On April 9, 2021, the Company issued a consultant 6,250,000 shares of no-par common stock for consulting services.

Business Development and Related

On October 2, 2020, we issued the owner of PPE Source International LLC (PPESI), a provider of PPE to small, medium, and large businesses, institutions, and government customers, 100,000 Series B Preferred Shares for a 180-day exclusive option to purchase his 100% member interests in PPESI. The option was subsequently canceled.

On October 19, 2020, we closed the acquisition of 100% of the member interests of Purge Virus, LLC from Charles Szoradi for consideration of two million (2,000,000) Series B Preferred Shares. The purchase maintains PV as a 100% owned subsidiary of FOMO CORP., includes cross-selling relationships with Mr. Szoradi’s 100% owned LED company Independence LED and 33% owned energy management software company Energy Intelligence Center (EIC), and JV partner Company PPE Source International LLC. The joint venture partnership with PPESI was subsequently canceled.

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

On June 22, 2021, Himalaya Technologies, Inc. a/k/a Homeland Resources Ltd. (OTC: HMLA) retained our merchant banking subsidiary FOMO ADVISORS LLC to advise on its restructuring and merger and acquisition activities. As part of the program, Himalaya Technologies issued us 50,000,000 common stock purchase warrants with a $0.0001 exercise price and a five-year expiration.

On June 28, 2021, Himalaya Technologies, Inc. issued us 50,000,000 common stock purchase warrants with a $0.0001 exercise price and a five-year expiration as a non-refundable deposit for the purchase of our stake in KANAB CORP., owner and operator of a cannabis social network.

During June 2021, we entered into a Master Note with Himalaya Technologies, Inc. for up to $25,000.00 with an annual interest rate of 20.0% and a maturity date of December 25, 2021. As of June 30, 2021, a total of $25,000.00 has been funded under the program.

Warrants

On October 28, 2020, the Company issued 328,571,428 warrants to a third-party lender with a five-year expiration and an exercise price of $0.0007 per share.

On November 3, 2020, the Company issued 10,000,000 warrants to a consultant with at a three-year expiration and an exercise price of $0.001 per share.

On December 2, 2020, the Company reduced the exercise price on 10,000,000 warrants owned by a former Advisory Board member who provided working capital to the Company from $0.01 per share to $0.001 per share.

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

On March 20, 2021 the Company issued 100,000,000 warrants with a strike price of $0.01 and a five-year expiration to Online Energy Manager for a software license.

On March 31, 2021 The Company issued 50,000,000 warrants with a strike price of $0.01and an three-year expiration to Energy Intelligence as additional price on asset purchase.

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

On April 16, 2021, the Company extended the LOI’s to purchase Ecolite and PPE Source International LLC until July 1, 2021

On or around April 14, 2021, the Company signed an agreement to purchase 100% interest in Lux Solutions, LLC for $5,000,000 in Series B Preferred shares, cash and seller notes. The Agreement has subsequently been extended due to market conditions.

On or around April 14, 2021, the Company signed an agreement to purchase 100% interest in Led IV Funding, LLC for $7,000,000 in Series B Preferred shares, cash and seller notes. The Agreement has subsequently been extended due to market conditions.

On May 10, 2021, a third-party lender funded the Company $53,750 in a 12% convertible debenture due May 10, 2022. The transaction netted the Company $50,000 after $3,750 fees.

On June 25, 2021, a third-party lender funded the Company $65,000 in a 10% convertible debenture due June 25, 2022. The transaction netted the Company $60,000 after a $2,000 original issue discount and $3,000 in legal fees.

Note 11--SUBSEQUENT EVENTS

On July 14, 2021, a Form S-1 was declared effective by the SEC registering two billion common shares underlying one billion five hundred million shares of common stock priced at $0.02 and five hundred million common stock purchase warrants with a $0.04 exercise price and a three-year expiration. A sole investor Tysadco Partners LLC was listed in the filing.

On July 15, 2021, we appointed Shamira Jaffer, a businesswoman with substantial technology experience in automated retail, advertising and technology, to our Advisory Board. We issued Ms. Jaffer 20,000,000 common stock purchase warrants with an exercise price of $0.002 and a three-year expiration.

On July 22, 2021, we appointed Senator Gerald Dial, former Alabama State Senator, former Chair of the Senate Health Committee and current Advisory Board member to our partner Safely Opening Schools, to our Advisory Board. We issued Senator Dial 20,000,000 common stock purchase warrants with an exercise price of $0.002 and a three-year expiration.

On July 2021, we issued 7,500,000 common shares to a public relations consultant for services rendered.

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

Plan of Operations

On May 2, 2014, the Company had nominal assets whose sole business was to identify, evaluate, and investigate various companies to acquire or with which to merge. Upon consummation of a merger with 2050 Motors, Inc., a Nevada corporation, the Company’s business became the business of 2050 Motors, which at the time was the Company’s sole operating subsidiary focused on the importation of electric vehicles (“EV’s”) from China. That business was dissolved in May 2019. Today, our principal business objective for the next 12 months will be to achieve long-term growth through the launch of new business units, subsidiaries and ventures, initially, with a business concentration in the areas of communications, power over ethernet (PoE) and LED lighting, energy management software, and social media.

FOMO CORP. is a development stage company with no operating history and may never be able to carry out its business plan or achieve any revenues or profitability. The Company was incorporated February 27, 1990 and has not generated any revenues, nor has it realized a profit from its operations to date, and there is little likelihood that it will generate any revenues or realize any profits in the short term. Any profitability in the future from its business will be dependent upon the successful marketing and sales of future business activities. The Company may not be able to successfully carry out its business plan. There can be no assurance that it will ever achieve any revenues or profitability. Accordingly, its prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business, especially one in the automobile industry, and therefore it is a highly speculative venture involving significant financial risk. Since new management was appointed in March 2019, we expanded our mission statement to invest in, incubate and accelerate businesses in the communications, energy, electric vehicle, and Internet industries.

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

Results of Operation for the Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021 and 2020, the Company had $84,661 and $0 in operating revenues. During the three months ended June 30, 2021 the Company incurred $65,286 in cost of revenues. During the three months ended June 30, 2021, the Company incurred operating expenses of $359,853 consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the three months ended June 30, 2021, these operating losses combined with non-operating income (expenses) of $1,523,187 resulted in net income of $1,182,709. For the three months ended June 30, 2020, the Company had operating losses of $48,742 and non-operating income (expenses) of $175,116 leading to net income of $126,374.

Results of Operation for the Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021 and 2020, the Company had $256,863 and $0 in operating revenues. During the six months ended June 30, 2021 the Company incurred $197,506 in cost of revenues. During the six months ended June 30, 2021, the Company incurred operating expenses of $1,613,577, consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the six months ended June 30, 2021, these operating losses combined with non-operating income (expenses) of $150,193 resulted in net loss of $1,206,521. For the six months ended June 30, 2020, the Company had operating losses of $99,274 and non-operating income (expenses) of $585,358 leading to net income of $486,084.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of June 30, 2021 we had an accumulated deficit of $8,869,166. As of June 30, 2021, the Company had cash balance of $32,076 and a negative working capital of $732,426.

To date, we have funded our operations through short-term debt and equity financing. During the six months ended June 30, 2021, the Company received $288,834 of borrowed funds from non-related parties. In addition, during this period the Company issued no of common stock to lenders for conversions of no of principal and interest related to third-party debt and issued 10,000,000 shares of common no-par shares for loan costs. The Company issued 6,550,000 shares of common no-par shares and 300,000 Preferred B shares for compensation. The Company sold 140,000,000 shares of no-par common stock for $525,000. The Company also issued 175,000 Preferred B shares to purchase the assets of a business.

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

Delinquent Loans

As of June 30, 2021, the Company is no longer delinquent in its payments on any loans owing to third-party lenders.

Off-balance Sheet Arrangements

Since our inception through June 30, 2021, we have not engaged in any off-balance sheet arrangements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has settled all lawsuits with third-party lenders regarding delinquent loans as of June 30, 2021.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2021, the Company received $205,000 of borrowed funds from non-related parties. In addition, during this period the Company issued 905,435,038 of common stock to lenders for conversions of $563,643 of principal and interest related to third-party debt and issued 10,000,000 shares of common no-par shares for 20,000 of loan costs. The company also sold 2,750,000 shares of Preferred A shares for $275,000. The Company issued 6,550,000 shares of common no-par shares and Preferred B shares for compensation. The Company sold 65,000,000 shares of no-par common stock for $250,000. The Company also issued 175,000 Preferred B shares as a deposit for a future business purchase and 350,000 Preferred B shares to purchase the assets of a business, of which half is refundable.

During the three months ended June 30, 2021, the Company received $250,000 initial investment from the sale of 65,000,000 common shares to Tysadco Partners, LLC under an equity line of credit (“ELOC”) facility, which was subsequently canceled and repapered in the format of a Form S-1 equity sale of up to two million (2,000,000) registered common shares and warrants. The Company also received $222,250 of borrowed funds from third-parties.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2020, the Company is no longer delinquent in its payments on any loans owing to third-party lenders.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

10.1*	Convertible Loan Agreement GS Capital - January 20, 2021

10.2**	Convertible Loan Agreement PowerUp Lending – April 8, 2021

10.3**	Convertible Loan Agreement PowerUp Lending – May 10, 2021

10.4**	Convertible Loan Agreement GS Capital – June 25, 2021

31.1**	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed by reference to Form 10-Q for the three months ended March 31, 2021 filed on EDGAR on May 24, 2021.

**Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOMO CORP.

Date: August 16, 2021	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: August 16, 2021	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

10.1*	Convertible Debenture Loan Agreement with GS Capital – January 20, 2021
10.2**	Convertible Loan Agreement PowerUp Lending – April 8, 2021

10.3**	Convertible Loan Agreement PowerUp Lending – May 10, 2021

10.4**	Convertible Loan Agreement GS Capital – June 25, 2021

31.1**	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed by reference to Form 10-Q for the three months ended March 31, 2021 filed on EDGAR on May 24, 2021.

**Filed herewith.

