Form 10-Q
period 2021-09-30
FOMO CORP.
filed 2021-11-15
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares of Common Stock (no par value) of the registrant outstanding was 7,036,376,973 at October 28, 2021. The number of shares of Series A Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 5,750,000 at October 28 2021. The number of shares of Series B Preferred Stock ($0.0001 par value and that each convert into 1,000 shares of common stock) of the registrant outstanding was 5,253,815 at October 28, 2021. The number of shares of Series C Preferred Stock ($0.0001 par value and that each convert into one share of common stock) of the registrant outstanding was 1,000,000 at October 28, 2021. The market value of diluted shares outstanding as of October 28 was $20,661,862.

FOMO CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2021

2

PART I

ITEM 1. FINANCIAL STATEMENTS

FOMO CORP. and Subsidiaries

FOMO CORP and Subsidiary

(Formerly 2050 Motors, Inc.)

Condensed Balance Sheets

	As of	As of
	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current assets
Cash	$201,574	$12,069
Accounts receivable, net	68,677	20,859
Investment securities	272,736
Deposit on option to purchase business	17,500	-
Inventory	233,252	-
Loan receivable	45,549	-
Prepaid expense	171,287	910
Total current assets	1,010,575	33,838

Other assets:
Investments	168,000	168,000
Intangible assets	1,138,547	206,250
Goodwill	596,906	596,906
Total other assets	1,903,453	971,156

Total assets	$2,914,028	$1,004,994

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$72,290	$63,291
Accrued intertest on loans payable	24,945	24,945
Customer deposit	193,897	5,614
Loan payable related party	5,168	3,574
Loans payable due to non-related parties, net	349,920	226,186
Warranty reserve	48,136	-
Loan Cares PPP	-	11,593
Derivative liability	447,605	834,230
Total current liabilities	1,141,961	1,169,433

Total liabilities	1,141,961	1,169,433

Stockholders’ deficit
Common stock; no par value authorized: 10,000,000,000 issued and outstanding 6,772,436,746 at September 30, 2021 and 4,713,543,121 December 31, 2020, respectively	5,898,784	4,232,960
Preferred stock Class A; $0.0001 par value authorized: 78,000,000 issued and outstanding 5,750,000 and 3,000,000 at September 30, 2021 and December 31, 2020, respectively: discretionary 1% dividend	575	300
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 issued and outstanding 5,253,815 and 4,463,815 at September 30, 2021 and December 31, 2020, respectively: discretionary 1% dividend	525	446
Preferred stock Class C; $0.0001 par value authorized: 2,000,000 and issued and outstanding 1,000,000 at September 30, 2021 and December 31, 2020, respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	4,831,295	3,139,400
Accumulated deficit	(9,084,212)	(7,662,645)
Common stock issuable	125,000	125,000
Total stockholders’ deficit	1,772,067	(164,439)

Total liabilities and stockholders’ deficit	$2,914,028	$1,004,994

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc.)

Condense Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Operating revenue	$107,805	$-	$398,917	$-

Cost of revenues	97,905	-	296,631	-

Gross profit	9,900	-	102,286	-

Operating expenses:
General and administrative	233,025	215,372	1,213,503	314,646

Net loss from operations	(223,125)	(215,372)	(1,111,217)	(314,646)

Other income (expenses)
Interest expense	(7,564)	(33,206)	(241,875)	(64,930)
Loan forgiveness	-		11,593
Gain (Loss) on investment	53,643	42,000	(234,764)	(21,000)
Impairment loss	-	-	-	-
Derivative liability gain (loss)	(38,000)	(150,173)	386,626	529,909
Debt settlement gain (loss)	-	25,000	(231,930)	25,000
Total other income (expenses)	8,079	(116,379)	(310,350)	468,979

Income (loss) before income taxes	(215,046)	(331,751)	(1,421,567)	154,333

Provision for income taxes

Net income (loss)	$(215,046)	$(331,751)	$(1,421,567)	$154,333

Net income (loss) per share, basic and diluted	$(0.0000)	$(0.0001)	$(0.0002)	$0.0001

Weighted average common equivalent share outstanding, basic and diluted	6,218,580,694	2,344,262,083	5,916,222,100	2,202,595,038

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc.)

Condensed Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Preferred Stock
			Class A		Class B		Class C		Common	Additional		Total
	Number	No	Number	$0.0001	Number	$0.0001	Number	$0.0001	Stock	paid-in	Accumulated	stockholders’
	of Shares	par value	of Shares	par value	of Shares	par value	of Shares	par value	Issuable	capital	deficit	deficit
Balance, December 31, 2019	1,777,198,805	$3,800,405	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$858,218	$(6,025,926)	$(1,241,863)

Conversion of convertible debt	428,306,667	22,582	-	-	-	-	-	-	-	-	-	22,582

Warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781
Net income	-	-	-	-	-	-	-	-	-	-	359,710	359,710

Balance, March 31, 2020	2,205,505,472	3,822,987	3,000,000	300	400,000	40	1,000,000	100	125,000	863,999	(5,666,216)	(853,790)

Warrants	-	-	-	-	-	-	-	-	-	5,781	-	5,781

Net income	-	-	-	-	-	-	-	-	-	-	154,333	154,333

Balance, June 30, 2020	2,205,505,472	3,822,987	3,000,000	300	400,000	40	1,000,000	100	125,000	869,780	(5,511,883)	(693,676)

Conversion of convertible debt	6,704,695,141	62,804	-	-	-	-	-	-	-	-	-	62,804

Preferred series B issued for services	-	-	-	-	250,000	25		-		154,975	-	155,000

Preferred series B issued for accrued compensation	-	-	-	-	1,495,065	150	-	-	-	161,915		162,065

Preferred series B issued for deposit on asset purchase	-	-	-	-	100,000	10	-	-	-	49,990		50,000

Preferred series B issued for investment	-	-	-	-	160,851	16	-	-	-	64,324	-	64,340

Warrants	-	-	-	-	-	-	-	-	-	5,844	-	5,844

Net loss	-	-	-	-	-	-	-	-	-	-	(331,751)	(331,751)

Balance, September 30, 2020	8,910,200,613	$3,885,791.00	3,000,000	$300.00	2,405,916	$241.00	1,000,000	$100.00	$125,000.00	$1,306,828.00	$(5,843,634.00)	$(525,374.00)

Balance December 31, 2020	4,713,543,121	$4,232,960	3,000,000	$300	4,463,815	$446	1,000,000	$100	$125,000	$3,139,400	$(7,662,645)	$(164,439)

Conversion of convertible debt	905,435,038	563,643	-	-	-	-	-	-	-	-	-	563,643

Stock issued for compensation	6,550,000	99,640	-	-	-	-	-	-	-	-	-	99,640

Stock issued for loan cost	10,000,000	20,000	-	-	-	-	-	-	-	-	-	20,000

Purchase common share	65,000,000	250,000	-	-	-	-	-	-	-	-	-	250,000

Purchase Preferred A shares	-	-	2,750,000	275	-	-	-	-	-	274,725	-	275,000

Stock issued for compensation	-	-	-	-	300,000	30	-	-	-	123,970	-	124,000

Options to purchase business	-	-	-	-	175,000	17	-	-	-	38,483	-	38,500

Purchase assets	-	-	-	-	375,000	38				924,962		925,000

Warrants	-	-	-	-	-	-	-	-	-	194,000		194,000

Net income	-	-	-	-	-	-	-	-	-	-	(2,389,230)	(2,389,230)

Balance, March 31, 2021	5,700,528,159	5,166,243	5,750,000	575	5,313,815	531	1,000,000	100	125,000	4,695,540	(10,051,875)	(63,886)

Purchase common shares	75,000,000	176,000										176,000

Net income	-	-	-	-	-	-	-	-	-	-	1,182,709	1,182,709

Balance June 30, 2021	5,775,528,159	5,342,243	5,750,000	575	5,313,815	531	1,000,000	100	125,000	4,695,540	(8,869,166)	1,294,823

Conversion of convertible debt	504,396,087	44,015										44,015

Preferred series B issued for services	-	-	-	-	200,000	20	-	-	-	19,980	-	20,000

Conversion of preferred series B shares to common shares	260,000,000	26	-	-	(260,000)	(26)	-	-	-	-	-	-

Common shares issued for services	7,512,500	87,500	-	-	-	-	-	-	-	-	-	87,500

Common shares issued for retainer	25,000,000	25,000	-	-	-	-	-	-	-	-	-	25,000

Purchase common shares	200,000,000	400,000	-	-	-	-	-	-	-	-	-	400,000

Warrants										115,775		115,775

Net loss	-	-	-	-	-	-	-	-	-	-	(215,046)	(215,046)

Balance September 30, 2021	6,772,436,746	$5,898,784	5,750,000	$575	5,253,815	$525	1,000,000	$100	$125,000	$4,831,295	$(9,084,212)	$1,772,067

The accompanying notes are an integral part of these financial statements

FOMO Corp

(Formerly 2050 Motors, Inc)

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows provided by (used for) operating activities:
Net income (loss)	$(1,421,567)	$154,333
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization	91,000	-
Debt settlement (income) loss	231,930	(25,000)
Issuance of common stock for services	459,000	172,406
Derivative liability adjustment	(386,626)	(529,909)
Loan forgiveness	(11,593)	-
Loss on investment	234,764	21,000
Increase (decrease) in assets and liabilities:
Accounts receivable	(47,818)	-
Accounts payable	8,999	5,000
Inventory	(233,252)	-
Prepaid expenses	(145,930)
Accrued interest expense	241,875
Customer deposits	188,283	-
Accrued expenses	-	190,400

Net cash used for operating activities	(790,935)	(11,770)

Cash flows provided by (used for) Investing activities

Cash flows provided by (used for) Financing activities
Bank overdraft	-	114
Proceeds from non-related loans	430,020	-
Payment of loan receivable	(9,580)	-
Proceeds from sale of common stock	400,000	-
Proceeds from sale Preferred A shares	275,000
Payments of loans non related	(115,000)
Proceeds from CARES Act loan		11,593

Net cash provided by (used for) financing activities	980,440	11,707

Net (decrease increase in cash	189,505	(63)
Cash, beginning of period	12,069	63

Cash, end of period	$201,574	$-

Supplemental disclosure of cash flow information
Amortization of deferred finance cost from non-cash transaction	$-	$-
Common stock issued for debt	$563,643	$28,819
Debt discount from convertible loan	$-	$40,500
Reclassification of derivative liability	$-	$39,852
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

FOMO CORP. and subsidiaries

(formerly 2050 MOTORS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

FOMO CORP. previously known as “2050 Motors, Inc.” (“the Company”) is the successor to an entity incorporated on February 27, 1990 in the state of California as a blank check company named “K7 Capital Corporation”. On or around the year 2000, the Company restructured to seek acquisition candidates. 2050 Motors, Inc., the Company’s sole operating subsidiary from 2014 - 2019, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. In 2019, new management dissolved the Company’s Nevada subsidiary as the electric vehicle strategy had failed. Meanwhile, the Company incubated an internet business targeting the cannabis market and pursued various ventures in the internet, communications, and technology markets. The Company purchased Purge Virus, LLC to enter the viral disinfection technology market on October 19, 2020. Purge Virus LLC changed its name to IAQ Technologies effective September 21, 2021. The Company closed lighting and energy management asset purchases of Independence LED Lighting, LLC and Energy Intelligence Center, LLC during the first three months of 2021. The Company formed Energy Intelligence Center LLC, (a Wyoming LLC), a wholly owned subsidiary of the Company and subsequently contributed the assets purchased from Independence LED Lighting, LLC and Energy Intelligence Center, LLC. The Company has since announced letters of intent and definitive agreements to acquire additional technology and services businesses.

Corporate Actions and Related

On March 6, 2019, William Fowler resigned as our President, Chief Executive Officer, Chief Financial Officer and Director. His resignation was not due to any matter relating to our operations, policies, or practices. On March 6, 2019, pursuant to a Special Board of Directors Meeting, our Board of Directors accepted his resignation.

On March 6, 2019, Bernd Schaefer’s resigned as our Secretary and Director. His resignation was not due to any matter relating to our operations, policies, or practices. On March 6, 2019, pursuant to a Special Board of Directors Meeting, our Board of Directors accepted his resignation.

On March 6, 2019, Vikram Grover was appointed our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director. Mr. Grover’s compensation consists of $12,500 per month, of which $5,000 is payable in cash while the Company is delinquent in its SEC filings and the balance to be accrued and payable in cash or stock on December 31 of each calendar year. Upon bringing the Company current with its SEC filings, Mr. Grover will be compensated $12,500 per month, of which $7,500 is payable in cash and $5,000 will be accrued and payable in cash or stock on December 31 of each calendar year. Additionally, upon bringing the Company current with its SEC filings, Mr. Grover was to be issued 100 million common stock purchase warrants with a $0.001 exercise price and a three-year expiration. If the Company’s common stock closed over $0.01 for 10 consecutive trading sessions, Mr. Grover was to be issued an additional 100 million common stock purchase warrants with a $0.001 strike price and a three-year expiration. Subsequently, Mr. Grover subsequently waived his rights to these options.

On April 4, 2019, we removed all Officers and/or Directors of our wholly owned subsidiary, 2050 Motors, Inc., a Nevada corporation (“2050 Private”); thereafter, 2050 Private appointed our Chief Executive Officer, Vikram Grover, as 2050 Private’s President and Sole Director.

On May 14, 2019, we officially dissolved our 2050 Motors, Inc. Nevada subsidiary and terminated all discussions and contractual relationships with Chinese manufacturers.

On December 16, 2019, we changed our company name to “FOMO CORP.” with the Secretary of State of California on the SEC’s EDGAR system.

On October 19, 2020, FOMO CORP. purchased Purge Virus, LLC and consequently entered the viral disinfection market. Purge Virus, LLC was renamed IAQ Technologies, LLC on September 21, 2021 in recognition of the importance of Indoor Air Quality.

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

Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries, 2050 Motors, Inc., IAQ Technologies LLC (formerly Purge Virus, LLC) and Energy Intelligence Center LLC. All material intercompany balances and transactions have been eliminated in consolidation.

Cash

Cash consists of deposits in one large national bank. On September 30, 2021 and December 31, 2020, respectively, the Company had $201,574 and $12,069 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Level 1 input to the valuation methodology are quoted prices for identical assets or liabilities in active markets. The Company’s investment in Mobicard Inc., see Note 4, is actively traded on the pink sheets. The Company’s investment in Himalaya Technologies, Inc. aka Homeland Resources Ltd, see Note 4, is currently traded on the OTC Expert Market.

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

Assets and liabilities measured at fair value are as follows as of September 30, 2021:

	Total	Level 1	Level 2	Level 4
Assets
Investment securities	272,736	272,736
Investments	168,000	168,000	1
Total assets measured at fair value	440,736	440,736

Liabilities
Derivative liability	447,605			447,605
Total liabilities measured at fair value

Assets and liabilities measured at fair value are as follows as of December 31, 2020:

	Total	Level 1	Level 2	Level 4
Assets
Investments	168,000	168,000
Total assets measured at fair value	168,000	168,000

Liabilities
Derivative liability	834,230			834,230
Total liabilities measured at fair value	834,230			834,230

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Balance as of December 31, 2019	$893,171
Fair value of derivative liabilities	266,068
Loss on conversion	(483,793)
Gain on change in derivative liabilities	158,784
Balance as of December 31, 2020	$834,230

Balance as of December 31, 2020	$834,230
Fair value of derivative liabilities	1,135,503
Loss on conversion	(1,375,374)
Gain (loss) on change in derivative liabilities	(144,754)
Balance as of September 30, 2021	$447,605

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the year ended December 31, 2020 and 2019, the Company generated minimal revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

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

On September 30, 2021 and December 31, 2020, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended December 31, 2020 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions, and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on March 5, 2019, filed federal and state taxes in California, Illinois and Pennsylvania as required and brought the Company current in all regards in 2021.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of September 30, 2021 and December 31, 2020 was $4,464 and zero, respectively.

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

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of ($9,084,212) as of September 30, 2021. The Company also had negative working capital of ($131,386) on September 30, 2021, and had operating losses of ($1,421,567) for the nine months ended September 30, 2021 and (1,636,719) for the year ended December 31, 2020, respectively. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and loans from third parties.

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

On March 6, 2021, we purchased 100.0% of the assets, including inventory, customer lists, GSA schedule, intellectual property and other of Energy Intelligence Center, LLC for one hundred twenty-five thousand (125,000) Series B Preferred shares. Based on market prices at closing, the transaction was valued at one million two hundred fifty thousand ($1,250,000), but for accounting purposes we wrote the purchase price down to $825,000.

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

On July 31, 2021, we sold our 50.0% interest in KANAB CORP. (one million shares) to Himalaya Technologies, Inc. a/k/a Homeland Resources Ltd. (OTC: HMLA) for one hundred fifty thousand (150,000) Series B Preferred shares of the buyer, convertible into one hundred fifty million (150,000,000) common shares. Our CEO, Vikram Grover, is also CEO of Himalaya Technologies, Inc. As part of the Advisory work performed by FOMO ADVISORS LLC to Himalaya Technologies, Inc., we are issued fifty (50) million common stock purchase warrants in Himalaya with a $0.0001 strike price and a five-year expiration.

Note 5 – LOANS PAYABLE DUE TO RELATED PARTIES

As of September 30, 2021, the Company subsidiary’s chief executive officer had an outstanding balance on a personal loan to us of $1,294. The loan is non-interest bearing and due on demand.

Note 6 - CONVERTIBLE NOTE PAYABLES

The Company had convertible note payables with three third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying interim financial statements. As of September 30, 2021, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note	GS Capital	1/20/2021	1/20/2022	95,000	10%
Note	Power up Lending	4/8/2021	4/8/2022	53,750	12%
Note	Power up Lending	5/10/2021	5/10/2022	103,500	12%
Note	GS Capital	6/25/2021	6/25/2022	53,920	10%
Note	Power up Lending	9/20/2021	9/20/2022	43,750	12%
Total				$349,920
Less Discount				-
Net				$349,920

During the year ended December 31, 2020, third-party lenders converted $809,292 of principal and interest into 2,936,347,316 shares of common stock.

During the nine months ended September 30, 2021, third-party lenders converted $6,076,589 of principal, interest and penalties into 1,409,831,125 shares of common stock.

The variables used for the Black-Scholes model are as listed below:

	September 30, 2021	December 31, 2020

●	Volatility: 253% - 466%	Volatility: 253% - 466%

●	Risk free rate of return: 1.24%- 1.53%	Risk free rate of return: 1.24% - 1.53%

●	Expected term: 1-3 years	Expected term: 1-3 years

The Company amortized a debt discount of $0 and $63,350 respectively, during the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.

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

During the nine months ended September 30, 2021 third-party lenders converted $607,658 of principle, interest and penalties into 1,409,831,250 shares of no-par common stock.

Note 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise. There is no litigation outstanding as of September 30, 2021.

Note 8 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2020. Management at year-end 2020 believed that it should not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years.

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on September31, 2021 and December 31, 2020 will not be fully realizable. The Company is current with franchise tax board fees due to the State of California and in 2021 filed tax statements for the federal and state requirements (California, Illinois, Pennsylvania) for 2018 – 2019 - 2020. Today, the Company is current with its federal and state tax filings.

Note 9 – WARRANTS AND OPTIONS

As of December 31, 2019, the Company had fifty million warrants with an exercise price of $0.001 and a three-year expiration issued and outstanding to three members of our Advisory Board who were added to that newly created committee during March - April 2019. Additionally, we issued ten million warrants with a strike price of $0.005 and a three-year expiration to EDGE FiberNet, Inc. as compensation for strategic consulting. During the year ended December 31, 2019, the Company recognized $16,803 in expense related to these warrants. During the year ended December 31, 2020 the Company issued 328,571,428 warrants to a third-party lender for fees on a loan cost. The Company recognized $844,754 in expense related to these warrants. On December 31, 2020, a total of 713,571,428 warrants were outstanding with a weighted average life of 3.87 years and an intrinsic value of $844,754.

On March 4, 2021, we issued Dilip Limaye 20,000,000 warrants with a strike price of $0.01 and a three-year expiration as compensation for joining our Advisory Board.

On March 20, 2021 the Company issued 100,000,000 warrants with a strike price of $0.01 and a five-year expiration to Online Energy Manager as consideration for a software license.

On March 31, 2021 The Company issued 50,000,000 warrants with a strike price of $0.01 and a three-year expiration to Energy Intelligence as consideration on the asset purchase.

On May 12, 2021, we issued John Conklin 20,000,000 warrants with a strike price of $0.01 and a three-year expiration as compensation for joining our Advisory Board.

During the quarter ending September 40, 2021, the Company issued 110,000,000 warrants for services.

During the quarter ending September 30, 2021, the Company issued 500,000,000 warrants to a third-party lender as an incentive to fund the Company from an S-1 that was filed July 14, 2021.

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

During February 2021 the Company sold 2,750,000 Series A Preferred shares for $275,000. These had 100% warrant coverage at .003.

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

During the three months ended March 31, 2021 third-party lenders converted $563,643 of principle, interest and penalties into 905,435,038 shares of common stock

On April 9, 2021, the Company issued a consultant 6,250,000 shares of no-par common stock for consulting services.

On July 22, 2021, the Company issued 7,500,000 shares of common stock for consulting services.

On August 30, 2021, the Company issued 25,000 shares of Preferred series B stock, convertible into 25,000,000 shares of common stock for consulting services.

On September 9, 2021, the Company issued 150,000 shares Preferred series B stock, convertible into 150,000,000 shares of common stock, for $15,000 in consulting services.

On September 25, 2021, the Company issued 25,000 shares of Preferred series B stock, convertible into 25,000,000 shares of common stock for accounting services.

During the quarter ending September 30, 2021, 260,000 shares of Preferred series B stock was converted into 260,000,000 shares of common stock.

During the quarter ending September, 2021, third-party lenders converted $121,080 of debt into 504,396,087 shares of common stock.

During the quarter ending September 30, 2021 the Company sold 200,000,000 shares of common stock for $400,000 to an institutional investor off of the S-1 filed July 14, 2021.

Business Development and Related

On October 2, 2020, we issued the owner of PPE Source International LLC (PPESI), a provider of PPE to small, medium, and large businesses, institutions, and government customers, 100,000 Series B Preferred Shares for a 180-day exclusive option to purchase his 100% member interests in PPESI. The option was subsequently canceled.

On February, 11, 2021, the Company issued 100,000 shares of Preferred B series stock for non-refundable to buy Company. The Company did not close on this deal. The seller backed out.

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

On February 12, 2021, the Company issued 50,000,000 warrants to Energy Intelligence Center LLC as added incentive to purchase assets.

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

During the quarter ending September 40, 2021, the Company issued 110,000,000 warrants for services.

During the quarter ending September 30, 2021, the Company issued 50,000,000 warrants to a third-party lender as an incentive to fund the Company from an S-1 that was filed.

Note 11 – SUBSEQUENT EVENTS

During the period since the balance sheet date, the third-party lenders have converted $173,500 of debt into 263,940,227 shares of common stock.

On October 6, 2021 the Company issued 16,667 shares of Preferred series B stock, convertible into 16,667,000 shares of common stock, for consulting services.

On October 20, 2021 the Company issued 25,000 shares of Preferred series B stock, convertible into 25,000,000 shares of common stock, for consulting services.

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

FOMO CORP. is a development stage company with no operating history and may never be able to carry out its business plan or achieve any revenues or profitability. The Company was incorporated February 27, 1990 and has not generated meaningful revenues, nor has it realized a profit from its operations to date, and there is little likelihood that it will generate any meaningful revenues or realize any profits in the short term. Any profitability in the future from its business will be dependent upon the successful marketing and sales of future business activities. The Company may not be able to successfully carry out its business plan. There can be no assurance that it will ever achieve meaningful revenues or profitability. Accordingly, its prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business and therefore it is a highly speculative venture involving significant financial risk. Since new management was appointed in March 2019, we expanded our mission statement to invest in, incubate and accelerate businesses in the communications, energy, and Internet industries.

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

Results of Operation for the Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021 and 2020, the Company had $107,805 and $0 in operating revenues, respectively. During the three months ended September 30, 2021 the Company incurred $97,905 in cost of revenues. During the three months ended September 30, 2021, the Company incurred operating expenses of $223,025 consisting primarily of G&A expenses, consulting fees and travel expenses and other general and administrative costs. For the three months ended September 30, 2021, these operating losses combined with non-operating income (expenses) of $8.079 resulted in net loss of $215,046. For the three months ended September 30, 2020, the Company had operating losses of $215,372 and non-operating income (expenses) of ($116,379) leading to net loss of $331,751.

Results of Operation for the Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021 and 2020, the Company had $398,917 and $0 in operating revenues. During the nine months ended September 30, 2021 the Company incurred $296,631 in cost of revenues. During the nine months ended September 30, 2021, the Company incurred operating expenses of $1,213,503, consisting primarily of G&A expenses, consulting fees, travel expenses and other general and administrative costs. For the nine months ended September 30, 2021, these operating losses combined with non-operating income (expenses) of ($310,350) resulted in net loss of $1,421,567. For the nine months ended September 30, 2020, the Company had operating losses of $314,646 and non-operating income (expenses) of $468,979 leading to net income of $154,333.

Equity and Capital Resources

We have incurred losses since the inception of our business and as of September 30, 2021 we had an accumulated deficit of $9,084,212. As of September 30, 2021, the Company had cash balance of $201,574 and a negative working capital of $131,386.

To date, we have funded our operations through short-term debt and equity financing. During the nine months ended September 30, 2021, the Company received $430,020 of borrowed funds from non-related parties. In addition, during this period the Company issued 1,409,831,125 shares of common stock to lenders for conversions of $607,658 of principal and interest related to third-party debt and issued 10,000,000 shares of common no-par shares for loan costs. The Company issued 14,062,500 shares of common no-par shares and 500,000 Preferred B shares for compensation. The Company sold 234,000,000 shares of common stock for $826,000. The Company also issued 175,000 Preferred B shares to purchase the assets of a business.

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

Delinquent Loans

As of September 30, 2021, the Company is no longer delinquent in its payments on any loans owing to third-party lenders.

Off-balance Sheet Arrangements

Since our inception through September 30, 2021, we have not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President and Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are not effective in timely alerting them to material information relating to FOMO CORP. (formerly 2050 Motors, Inc.) required to be included in our Exchange Act filings.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has settled all lawsuits with third-party lenders regarding delinquent loans as of September 30, 2021.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2021, the Company received $430,000 of borrowed funds from non-related parties. In addition, during this period the Company issued 1,40,831,125 of common stock to lenders for conversions of $607,650 of principal and interest related to third-party debt and issued 10,000,000 shares of common no-par shares for 20,000 of loan costs. The company also sold 2,750,000 shares of Preferred A shares for $275,000. The Company issued 14,062,500 shares of common shares and 200,000 Preferred B shares for compensation. The Company sold 340,000,000 shares of common stock for $826,000. The Company also issued 175,000 Preferred B shares as a deposit for a future business purchase and 350,000 Preferred B shares to purchase the assets of a business, of which half is refundable.

During the three months ended June 30, 2021, the Company received $250,000 initial investment from the sale of 65,000,000 common shares to Tysadco Partners, LLC under an equity line of credit (“ELOC”) facility, which was subsequently canceled and repapered in the format of a Form S-1 equity sale of up to two billion (2,000,000) registered common shares @ $0.002 and five hundred million warrants struck at $0.004 with a three-year expiration. The Company also received $222,250 of borrowed funds from third parties.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2020, the Company is no longer delinquent in its payments on any loans owing to third-party lenders.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

10.1*	Convertible Debenture Loan Agreement with GS Capital – January 20, 2021
10.2*	Convertible Loan Agreement PowerUp Lending – April 8, 2021

10.3*	Convertible Loan Agreement PowerUp Lending – May 10, 2021

10.4* 10.5**	Convertible Loan Agreement GS Capital – June 25, 2021 Convertible Loan Agreement PowerUp Lending – September 22, 2021

31.1**	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed by reference to Form 10-Q for the three months ended March 31, 2021 filed on EDGAR on May 24, 2021and Form 10-Q for six months ended June 30, 2021 filed on EDGAR on August 16, 2021.

**Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOMO CORP.

Date: November 15, 2021	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive Officer)

Date: November 15, 2021	/s/ Vikram Grover
Vikram Grover, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

10.1*	Convertible Debenture Loan Agreement with GS Capital – January 20, 2021
10.2*	Convertible Loan Agreement PowerUp Lending – April 8, 2021

10.3*	Convertible Loan Agreement PowerUp Lending – May 10, 2021

10.4* 10.5**	Convertible Loan Agreement GS Capital – June 25, 2021 Convertible Loan Agreement PowerUp Lending – September 22, 2021

31.1**	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed by reference to Form 10-Q for the three months ended March 31, 2021 filed on EDGAR on May 24, 2021 and Form 10-Q for six months ended June 30, 2021 filed on EDGAR on August 16, 2021.

**Filed herewith.

