Form 10-K
period 2021-12-31
FOMO CORP.
filed 2022-04-28
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2021, was $5,988,248.

As of April 12, 2022 there were 7,939,754,800 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates, believes, continue, could, estimates, expects, intends, may, might, plans, possible, potential, predicts, projects, seeks, should, will, would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

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

As used in this Annual Report on Form 10-K (the “Annual Report”), the terms “FOMO,” “the Company,” “we,” “us” and “our” refer to FOMO Corp. and its subsidiaries.

PART I

Item 1. Description of Business.

Company Background

From 2014 through 2019, the Company, which was then known as “2050 Motors, Inc.” was seeking to import, market and sell in the United States, Puerto Rico, the U.S. Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle and electric light truck which was to be manufactured by Jiangsu Aoxin New Energy Automobile Co., Ltd. (“Aoxin Automobile”) located in the People’s Republic of China (the “PRC”). Although the Company had entered into a definitive agreement with Aoxin Automobile, However, due to export restrictions imposed by the PRC, as well as tariffs imposed by the United States as a result of its trade dispute with China, the Company encountered substantial delays and was unable to commercially launch the vehicles in the U.S. Accordingly, in May 2019, the Company discontinued its planned electric vehicle business and instead focused its efforts on exploring potential opportunities which management believed offered better potential to generate revenues and create shareholder value.

Acquisition of IAQ Technologies LLC On October 19, 2020, the Company acquired 100% of the membership interests of Purge Virus, LLC in exchange for the issuance of 2,000,000 Series B Preferred Shares valued at $800,000 to its member. We subsequently changed the name of the company to IAQ Technologies LLC (“IAQ”). IAQ, which is based in Philadelphia, PA, is engaged in the marketing and sale of disinfection products and services to businesses, including hotels, hospitals, cruise ships, offices and government facilities, as well as to individuals. Products and services marketed by IAQ include:

●	Ultraviolet-C in-duct and portable devices;
●	Hybrid disinfection devices with UVC, carbon filtration and HEPA filtration;
●	Hybrid disinfection devices with UVC and Photo Plasma;
●	Bio-polar ionization disinfection for virus and Volatile Organic Compound disinfection; and
●	PPE (personal protective equipment) ranging from masks to gloves with factory-direct supply side logistics.

IAQ markets and sells its disinfection products and services through two in-house sales managers.

Acquisitions of Independence LED LLC and Energy Intelligence Center LLC

On February 12, 2021 the Company purchased the assets of Independence LED LLC (“iLED”), an affiliate of IAQ, in exchange for the issuance of 250,000 Series B Preferred Shares valued at $3.3 million iLED, is in the sale of clean air products intended for use in disinfecting and improving air quality.

On March 7, 2021, the Company purchased the assets of Energy Intelligence Center LLC (“EIC”), a second affiliate of IAQ, in exchange for the issuance of 125,000 Series B Preferred Shares valued at $1,479,121. EIC is engaged in the commercialization, marketing and licensing of d software designed to work in conjunction with a commercial building’s HVAC system to clean the air that circulates within the building

Following the acquisitions of the assets of ILEDI and EIC, the Company combined the assets and businesses of iLED and EIC into a newly formed wholly- owned subsidiary, EIC of Wyoming LLC (“EIC Wyoming”).

The managing member of IAQ, iLED and EIC stayed on following the acquisitions to run their businesses. However, in July 2021, the former managing member stepped down and assumed a consulting roll and a new chief executive officer was hired to run the businesses of IAQ and EIC Wyoming. Such individual resigned from his position on March 2, 2022 and we have appointed an interim chief executive officer.

Operating results for IAQ since its acquisition have not met expectations, Accordingly, the interim chief executive is in the process of reorganizing IAQ. Accordingly, we determined that IAQ’s value was impaired at December 31, 2021.

In addition, the software developer responsible for completing development and implementation of EIC Wyoming left the company and has refused to assist us with completing the software and transitioning the work to other individuals. Accordingly, we are now in the process of identifying another person or entity to take over and complete development of the software. As a result of this delay, we determined that EIC Wyoming’s value was impaired was impaired at December 31, 2021

Acquisition of SMARTSolution Technologies L.P.

.

On February 28, 2022, FOMO closed the acquisition of the general and all the limited partnership interests of SMARTSolution Technologies L.P. (“SST”) pursuant to a Securities Purchase Agreement dated February 28, 2022 (the “SPA”), by and between the Company and Mitchell Schwartz (“Seller”), the beneficial owner of the general and limited partnership interests in SST. SST is a Pittsburgh, Pennsylvania–based audio/visual systems integration company that designs and builds presentation, teleconferencing and collaborative systems for businesses, educational institutions and other nonprofit organizations.

Pursuant to the SPA, FOMO:

●	issued to Seller 1,000,000 shares of its authorized but unissued Series B Preferred Shares;
●	paid approximately $927,600 of SST’s indebtedness to the Seller and third parties;
●	entered into an “at will” employment agreement with Seller, pursuant to which Seller will continue to serve as SST’s Chief Executive Officer at an annual salary of $100,000; and
●	as an incentive to retain SST’s other employees, issued to such employees, a total of 300,000,000 three-year common stock purchase warrants (the “Incentive Warrants”), each entitling the holder to purchase one share of SST common stock at an exercise price of $0.001 per share.

SST has been engaged in the EdTech business for over 25 years. SST markets its systems to and installs the systems in elementary, middle and high schools, as well as colleges, universities and other commercial facilities. A current focus of SST’s business is the sale and installation of interactive smartboards to elementary, middle and high schools. These interactive smartboards provide students with interactive remote access from home or other locations to classrooms and teachers via personal computers, laptops, tablets and similar devices. Students can gain SST currently markets its systems primarily in Pennsylvania and Ohio, is in the process of expanding into the Alabama and Michigan markets and plan to expand further throughout the United States as opportunities present itself.

As a result of the growth in remote learning, as a result of the COVID-19 pandemic and otherwise, SST is currently experiencing a significant increase in orders and sales and a growth in backlog. Since the closing of the acquisition, FOMO Corp. has secured approximately $600,000 thousand in debt and convertible debt financing to support SST’s fulfillment of additional orders and reduction of its backlog.

The interactive smartboards which form the key element of SST’s interactive systems are supplied by a single supplier in Canada, which is a subsidiary of a large multi-national company. SST believes that its relationship with its supplier is excellent, although there can be no assurance that if the relationship with the supplier was interrupted or otherwise adversely affected that an alternative source of supply at commercially reasonable cost would be available or that SST’s business would not be seriously harmed.

SST markets its systems and services through a lead sales manager who has contacts with school boards in Pennsylvania and Ohio. SST also works with former elected government officials that have contacts with school boards in Alabama and Michigan.

The primary competitor of SST in the Pennsylvania and Ohio regions is a Philadelphia-based entity which also markets and sells the interactive whiteboards. SST believes that it competes effectively based on its contacts and relationships with its existing and potential customers. However, there can be no assurance given that SST additional competitors with greater financial and other resources will not enter SST’s market or that SST will be able to successfully compete as it enters new geographic markets.

SST currently employs 13 people, including 4 in administration, 2 in sales and 7 in installation. As a result of its growing backlog, SST is currently seeking to expand its installation and sales staff.

Series B Preferred Shares

Each Series B Preferred Share issued in connection with the above acquisitions entitles the holder to a preferred cumulative annual dividend of $0.01 per share, when, as and if declared by FOMO’s board of directors out of funds legally available therefor. Each Series B Preferred Share is convertible at the option of the holder into 1,000 shares of the Company’s common stock for an aggregate of 1,000,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends and similar transactions. The Series B Preferred Shares have a liquidation preference of $0.001 per share and vote on all matters presented to stockholders for a vote on an “as converted” basis together with our common stock as a single class, except as required by law.

Corporate Information

We were incorporated in the State of California in 2007. Our principal executive offices are located at 1 E Erie St, Ste 525 Unit #2250, Chicago, IL 60611 and our telephone number is (630) 286-9560. Our website is www.fomoworldwide.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company currently leases property in its wholly owned subsidiary SMARTSolution Technologies at 831 West North Ave, Pittsburgh, PA 15233. The property lease is between SMARTSolution Technologies LP and GraMax LLC, which is wholly owned by SST’s Chief Executive Officer, Mitchell Schwartz. The initial lease term is five (5) years with and annual lease of $84,000.

The Company currently uses an address in Chicago of 1 E Erie St, Ste 525 Unit #2250, Chicago, IL 60611 as its home office address. This address is a mail stop used only to receive mail. Our Company Chief Executive Officer works out of his apartment.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTCPink tier of the over-the-counter market operated by OTC Markets Group Inc. under the symbol “FOMC”. Such market is extremely limited. We can provide no assurance that our shares of common stock will be continued to be traded on the OTCPink or another exchange, or if traded, that the current public market will be sustainable.

Holders of Record

As of the date of this Annual Report, there were approximately 197 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder and accordingly, the Company believes that the number of beneficial owners of its common stock is significantly higher.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report contains forward-looking statements. Our actual results could differ materially from those set forth because of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report. See “Cautionary Note Regarding Forward Looking Statements” above.

Results of Operations

Year ended December 31, 2021 as compared to year ended December 31, 2020

Revenues. During the year ended December 31, 2021, the Company had operating revenues of $657,136, as compared to operating revenues of $92,114 for the year ended December 31, 2020. Revenues for 2021 and 2020 were generated primarily from sales of clean air technology. The Company believes that, revenues for 2022 will be primarily generated by sales of interactive audio-visual systems and related services by SST.

Cost of Revenues. During the year ended December 31, 2021, cost of revenues was $539,308, consisting primarily of cost of products for clean air technology, as compared to cost or revenues of $88,354 for the year ended December 31, 2020 consisting primarily of cost of products for clean air technology.

Gross Profit. Gross profit for the year ended December 31, 2021 was $117,828 as compared to gross profit of $3,760 for the year ended December 31, 2020. The change in gross profit from 2020 to 2021 was due to increase in sales from acquisition of EIC and iLED.

Operating Expenses. During the year ended December 31, 2021, the Company incurred operating expenses of $11,340,784 consisting primarily of consulting fees, travel expenses, general and administrative costs, bad debt expense, loss on impairment and amortization of debt discount. During the year ended December 31, 2020, the Company incurred operating expenses of $1,602,046,. The increase in operating expenses in 2021 from 2020 was due primarily to increase efforts to generate revenue.

Other Income (Expenses). During the year ended December 31, 2021, the Company incurred other income(expense) $(1,359,544) consisting of interest expense, loss on investments, debt settlement, loan forgiveness, loss on debt conversions, derivative liability gain and derivative expense. During the year ended December 31, 2020, the Company incurred other income(expense) of $38,433 consisting of interest expense, unrealized loss on investment, derivative expense and impairment of acquired entities.

Net Losses. As a result of the above, the Company incurred a net loss of $12,582,500, for the year ended December 31, 2021, as compared to a net loss of $1,636,719 for the year ended December 31, 2020.

Liquidity and Capital Resources at December 31, 2021-

We have incurred losses since inception of our business and at December 31, 2021, we had an accumulated deficit of $20,245,145. As of December 31, 2021, we had cash of $94,224 and negative working capital of $1,075,690. Our total assets as of December 31, 2021 were $958,546, after giving effect to impairment at such date of the assets purchased in the acquisitions of iLED and EIC in early 2021 as described in “Item 1 Business “ above.

To date, we have funded our operations through short-term debt and equity financing. During the year ended December 31, 2021 the Company received $2,149,750, comprised of $874,750 loans from non-related parties, and $1,275,000 from the sale of common and preferred stock in private transactions. From January 1, 2022 through the date of this Annual Report, the Company obtained additional short-term debt financing aggregating $1,198,750.

Summary of Significant Accounting Policies

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Off-balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth below1.

FOMO CORP. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of FOMO Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FOMO Corp (the Company) as of December 31, 2021 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses for the year ended December 31, 2021. The Company had a net loss of $12,582,500, accumulated deficit of $20,245,145, net cash used in operating activities of $885,503 and had negative working capital of $1,075,690. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters to be communicated, are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

Valuation and impairment of intangible assets

Description of the Matter

During the year ended December 31, 2021, the Company recorded intangible assets including goodwill, trade name and website from two acquisitions which occurred during the year. The fair values recorded were based on independent valuations obtained by the Company. As discussed in Note 2 to the consolidated financial statements, intangible assets including goodwill are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company measured the fair value of these intangible assets based on projected cash flows and combined with other qualitative factors the Company determined the intangible assets to be fully impaired as of December 31, 2021.

Auditing the Company’s annual impairment test related to these intangible assets was complex due to the estimation uncertainty in determining their fair values. The significant assumptions used to estimate the fair value of these intangible assets included forecasted sales and discount rates. These assumptions are forward-looking which can vary significantly and depend on market forces and events outside of the Company’s control.

How We Addressed the Matter in Our Audit

To test the estimated fair value of these intangible assets, our audit procedures included, among others, evaluating the valuation methodology used, the significant assumptions discussed above, and the underlying data used by the Company. Such data includes historical sales and projections. We reviewed the assumptions and data provided by management and concluded that the impairment recorded was reasonable.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2022.

Margate, Florida April 28, 2022

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of FOMO CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FOMO CORP. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor from 2019 to 2021.

Bayville, NJ

April 6, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

FOMO CORP and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	December 31, 2021	December 31, 2020
Assets

Current assets
Cash	$94,224	$12,069
Accounts receivable, net	36,790	20,859
Loan to related party	53,732	-
Inventory, net	8,114	-
Prepaid expense	223	910
Total current assets	193,083	33,838

Other assets:
Investments	765,463	168,000
Intangible assets	-	206,250
Goodwill	-	596,906
Total other assets	765,463	971,156

Total assets	$958,546	$1,004,994

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$14,626	$63,291
Accrued interest on loans payable	9,891	24,945
Customer deposit	11,100	5,614
Sales tax payable	15,600	-
Loan payable related party	22,714	3,574
Convertible loans payable due to non-related parties, net	89,305	226,186
PPP loan	-	11,593
Derivative liabilities convertible debt	330,294	834,230
Derivative liabilities warrants	775,243
Total current liabilities	1,268,773	1,169,433

Total liabilities	1,268,773	1,169,433

Commitments and Contingencies (Note 9)

Stockholders’ deficit
Common stock; no par value authorized: 20,000,000,000 shares at December 31, 2021 and 2020, respectively: issued and outstanding 7,177,931,757 and 4,713,543,121 at December 31, 2021 and 2020, respectively	8,631,776	4,232,960
Preferred stock Class A; $0.0001 par value authorized: 78,000,000 shares at December 31, 2021 and 2020, respectively: issued and outstanding 5,750,000 and 3,000,000 at December 31, 2021 and 2020, respectively: discretionary 1% dividend	575	300
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares at December 31, 2021 and 2020, respectively: issued and outstanding 5,249,982 and 4,463,815 at December 31, 2021 and 2020, respectively: discretionary 1% dividend	525	446
Preferred stock Class C; $0.0001 par value authorized: 2,000,000 shares at December 31, 2021 and 2020, respectively: and issued and outstanding 1,000,000 and 1,000,000 at December 31, 2021 and 2020, respectively: discretionary 1% dividend	100	100
Additional paid-in-capital	11,301,942	3,139,400
Accumulated deficit	(20,245,145)	(7,662,645)
Common stock issuable		125,000
Total stockholders’ deficit	(310,227)	(164,439)

Total liabilities and stockholders’ deficit	$958,546	$1,004,994

The accompanying notes are an integral part of these financial statements

FOMO CORP and Subsidiaries

Consolidated Statement of Operations

	For the Year Ended December 31,
	2021	2020

Operating revenue	$657,136	$92,114

Cost of revenue	539,308	88,354

Gross profit	117,828	3,760

Operating expenses:
Loss on impairment	5,353,118	-
General and administrative	5,987,666	1,602,046
Total operating expenses	11,340,784	1,602,046

Loss from operations	(11,222,956)	(1,598,286)

Other income (expenses)
Interest expense	(816,246)	(165,821)
Loan forgiveness	11,593	-
Unrealized loss on investments	(435,037)	(21,000)
Loss on debt conversion	(475,199)	-
Loss on non-refundable deposit for business	(449,279)
Initial derivative expense	(878,263)	89,447
Change in fair value of derivative liability-convertible debt	393,465	58,941
Change in fair value of derivative liability-warrants	1,289,422	-
Total other expenses	(1,359,544)	(38,433)

Loss before income taxes	(12,582,500)	(1,636,719)

Provision for income taxes

Net loss	$(12,582,500)	$(1,636,719)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common equivalent share outstanding, basic and diluted	15,511,004,083	10,041,929,549

The accompanying notes are an integral part of these financial statements

FOMO CORP and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2021 and 2020

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number of Shares	No par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Common Stock Issuable	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2019	1,777,195,805	$3,800,405	3,000,000	$300	400,000	$40	1,000,000	$100	$125,000	$858,218	$(6,025,926)	$(1,241,863)

Conversion of convertible debt	2,936,347,316	432,555	-	-	-	-	-	-	-	213,901	-	646,456
Preferred CL B Stock issued for services	-	-	-	-	1,963,815	196				355,331		355,527
Preferred CL B Stock issued for acquisition of Purge Virus LLC	-	-	-	-	2,000,000	200	-	-	-	799,800		800,000
Preferred CL B Stock issued for PPS Source International Inc	-	-	-	-	100,000	10	-	-	-	49,990	-	50,000
Warrants issued for services	-	-	-	-	-	-	-	-	-	862,160	-	862,160
Net loss	-	-	-	-	-	-	-	-	-	-	(1,636,719)	(1,636,719)

Balance, December 31, 2020	4,713,543,121	4,232,960	3,000,000	300	4,463,815	446	1,000,000	100	125,000	3,139,400	(7,662,645)	(164,439)
Conversion of convertible debt	1,396,567,128	2,822,118									-	2,822,118
Stock issued for loan cost	10,000,000	20,000	-	-	-	-	-	-	-	-	-	20,000
Issue of common shares for cash	527,500,000	1,000,000	-	-	-	-	-	-	-			1,000,000
Issue of preferred A shares for cash	-	-	2,750,000	275						274,725	-	275,000
Issue of preferred B shares as non-refundable deposit to acquire business	-	-	-	-	175,000	18	-	-	-	449,261	-	449,279
Issue of preferred B shares to acquire assets	-	-	-	-	375,000	38	-	-	-	4,549,962		4,550,000
Issue of preferred B shares for services	-	-	-	-	571,167	57				1,765,957		1,766,014
Conversion of preferred series B shares to common shares	335,000,000	34			(335,000)	(34)				-		-
Common shares issued for services	195,321,508	556,664	-	-	-	-	-	-	-	-	-	556,664
Warrants	-	-	-	-	-	-	-	-	-	997,637	-	997,637
Cancel Common stock issuable	-	-	-	-	-	-	-	-	(125,000)	125,000		-
Net loss	-	-	-	-	-	-	-	-	-	-	(12,582,500)	(12,582,500)

Balance, December 31, 2021	7,177,931,757	$8,631,776	5,750,000	$575	5,249,982	$525	1,000,000	$100	$-	$11,301,942	(20,245,145)	$(310,227)

The accompanying notes are an integral part of these financial statements

FOMO CORP and Subsidiaries

Consolidated Statement of Cash Flows

	For the year ended December 31,
	2021	2020
Cash flows provided by (used for) operating activities:
Net loss	$(12,582,500)	$(1,636,719)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock based compensation		1,495,911
Depreciation, depletion and amortization	37	-
Amortization of debt discount	481,555	-
Bad debt expense	18,992	-
Loss on debt extinguishment	475,199	-
PPP loan forgiveness	(11,593)	-
Impairment loss	5,353,118	21,000
Warrants issued for stockholder relations	2,064,665
Warrants issued for services	997,637	-
Preferred B shares issued for services	1,766,014	-
Common shares issued for services	556,664	-
Loss (gain) on debt settlement	-	25,911
Initial derivative expense	878,263	-
Realized and unrealized loss on investment	435,037	-
Loss on non-refundable deposit for business	449,279	-
Change in fair value of derivative liability-convertible debt	(393,465)	(58,941)
Change in fair value of derivative liability-warrants	(1,289,422)
Decrease (increase in operating assets
Deposits	-	21,946
Accounts receivable	(34,923)	-
Prepaid expenses	687	-
Inventory	(8,114)	-

Increase(decrease) in operating liabilities
Accounts payable	(48,665)	56,845
Customer deposits	5,486	-
Sales tax payable	546	-
Accrued officers Salary	-	(61,565)
Total adjustments	11,696,997	1,501,107

Net cash used for operating activities	(885,503)	(135,612)

Cash flows provided by (used for) Investing activities
Purchase of investments	(1,032,500)	-
Loan made to related party	(53,732)	-

Net cash used for investing activities	(1,086,232)	-

Cash flows provided by (used for) Financing activities
Proceeds of convertible notes	874,750	-
Prepayment of convertible note in cash	(115,000)	115,000
Proceeds of related party loan	19,140	3,574
Proceeds from CARES Act PPP loan	-	11,593
Issuance of preferred A shares for cash	275,000	-
Proceeds of cash from subsidiary	-	17,451
Issuance of common shares for cash	1,000,000	-

Net cash provided by (used for) financing activities	2,053,890	147,618

Net (decrease) increase in cash	82,155	12,006
Cash, beginning of period	12,069	63

Cash, end of period	$94,224	$12,069

Supplemental disclosure of cash flow information
Stock issued for debt	20,000	-
Issuance of Preferred B shares to acquire businesses	4,550,000	-
Initial derivative recorded as debt	874,750
Conversion of preferred B shares to common	34	-
Common stock issued for debt	$2,822,118	$761,456

The accompanying notes are an integral part of these financial statements

FOMO CORP. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

FOMO CORP. previously known as “2050 Motors, Inc.” (“the Company”) is the successor to an entity incorporated on April 22, 1986 in the state of California. 2050 Motors, Inc., the Company’s sole operating subsidiary from 2014-2019, was incorporated on October 9, 2012 in the state of Nevada to import, market, and sell electric cars manufactured in China. In 2019, management dissolved the Company’s Nevada subsidiary as the electric vehicle (“EV”) strategies had failed. Meanwhile, the Company incubated an internet business targeting the Cannabis market @ www.kanab.club and pursued various ventures in the internet, communications, and technology markets. The Company purchased Purge Virus, LLC to enter the viral disinfection market on October 19, 2020. On February 12, 2021, the Company purchased the assets of Independence LED LLC, a manufacturer and distributer of lighting and disinfection systems On March 7, 2021, the Company purchased the assets of Energy Intelligence Center LLC, who owns software to integrate into the HVAC systems of buildings to disinfect and purify the air circulation. The Company formed EIC of Wyoming, LLC and contributed the assets from both purchases.

Corporate Actions

On October 19, 2020, FOMO CORP purchased Purge Virus, LLC and consequently entered the viral disinfection market.

On November 17, 2020, an application was submitted to FINRA to change the name and ticker symbol from 2050 Motors and ETFM to FOMO CORP. and FOMO, respectively. Subsequently, FINRA stated that the “FOMO” ticker symbol was no longer available, and a new ticker symbol was requested.

On May, 18 2021, FOMO CORP. (“FOMO”) incorporated FOMO ADVISORS LLC, a Wyoming limited liability company, as a wholly owned private merchant banking subsidiary. FOMO ADVISORS LLC intends to assist private companies in accessing the capital markets through “pass through” investments that allow investors to gain liquidity, while benefiting from direct exposure to private company growth through derivative instruments or other rights. The subsidiary is engaging with strategic targets to introduce them to its network of financial and strategic contacts, provide them management consulting, and create a portfolio of technology investments for future incubation, capital formation, and wealth creation. The Company is currently evaluating its corporate development pipeline and has identified a number of candidates for this capital formation model, though there can be no assurances.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

Consolidation

The consolidated financial statements of the Company include the Company and its wholly owned subsidiaries, IAQ Technologies LLC(formerly known as Purge Virus, LLC) and EIC of Wyoming LLC. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the recoverability of long-term assets, the valuation of derivative liabilities, allowance for doubtful accounts, valuation of deferred tax assets and estimates of fair market value of investments.

Cash

Cash consists of deposits in one large national bank. On December 31, 2021 and December 31, 2020, respectively, the Company had $94,225 and $12,069 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Assets and liabilities measured at fair value are as follows as of December 31, 2021:

	Total	Level 1	Level 2	Level 3
Assets
Investments	$765,463	$740,463	-	$25,000
Total assets measured at fair value	$765,463	$740,463	-	$25,000

Liabilities
Derivative liability	$1,105,537	-	-	$1,105,537
Total liabilities measured at fair value	$1,105,537	-	-	$1,105,537

Assets and liabilities measured at fair value are as follows as of December 31, 2020:

	Total	Level 1	Level 2	Level 4
Assets
Investments	$168,000	$168,000	-	-
Total assets measured at fair value	$168,000	$168,000	-	-

Liabilities
Derivative liability	$834,230	-	-	$834,230
Total liabilities measured at fair value	$834,230	-	-	$834,230

Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted EPS assumes that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the year ended December 31, 2021 and 2020, the Company generated no revenues and incurred substantial losses, of which the vast majority were due to mostly non-cash charges for accrued interest, penalties and derivative charges related to convertible debt instruments. Therefore, the effect of any common stock equivalents on EPS is anti-dilutive during those periods.

Dilutive Securities Calculation

	Conversion		2021	Conversion		2020
Common shares outstanding			7,177,931,757			4,713,543,121
Preferred A shares	5,750,000	1 to 50	287,500,000	3,000,000	1 to 50	150,000,000
Preferred B shares	5,249,982	1 to 1000	5,249,982,000	4,463,815	1 to 1000	4,463,815,000
Preferred C shares	1,000,000	1 to 1	1,000,000	1,000,000	1 to 1	1,000,000
			12,716,413,757			9,328,358,121
Warrants	1,982,113,095	1 to 1	1,982,113,095	713,571,428	1 to 1	713,571,428
			14,698,268,852			10,041,929,549
Convertible loans			812,477,231			-
			15,511,004,083			10,041,929,549

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

On December 31, 2021 and December 31, 2020, the Company had not taken any significant uncertain tax positions on its tax returns for the period ended December 31, 2020 and prior years or in computing its tax provisions for any years. Prior management considered its tax positions, and believed that all of the positions taken by the Company in its Federal and State tax returns were more likely than not to be sustained upon examination. The Company is subject to examination by U.S. Federal and State tax authorities from inception to present, generally for three years after they are filed. New management, which took control of the Company on March 5, 2019, is currently evaluating prior management’s decision to not file federal tax returns and plans on filing past returns and related 1099 filings for compensation paid to prior management, employees, consultants, contractors and affiliates. The Company does not believe it has a material tax liability due to its operating losses in these periods but is preparing tax filings to bring itself current as it completes and moves forward on announced mergers and acquisitions.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2021 and 2020, which consist of convertible instruments and warrants in the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The Company recorded a derivative liability-convertible debt as of December 31, 2021 and 2020 of $330,294 and $834,230, respectively. The Company recorded a derivative liability-warrants as of December 31, 2021 and 2020 of $775,243 and $0, respectively.

Convertible Instruments

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20, Debt with Conversion and Other Options. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40, Contracts in Entity’s own Equity, generally provides that, among other things, if an event is not within the entity’s control, such contract could require net cash settlement and shall be classified as an asset or a liability.

The Company determines whether the instruments issued in the transactions are considered indexed to the Company’s own stock. During fiscal years 2014 through 2020 the Company’s issued convertible securities with variable conversion provisions that resulted in derivative liabilities. See discussion above under derivative liabilities that resulted in a change in derivative liability accounting.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts as of December 31, 2021 and 2020 was $18,992 and $0, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control or title is transferred based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and allowances. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent that there is a distinct good or service, in which case the expense is classified as selling or marketing expense. Provisions for customer volume rebates are based on achieving a certain level of purchases and other performance criteria that are established on a situation basis. These rebates are estimated based on the expected amount to be provided to the customers and are recognized as a reduction of revenue. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives the Company offers to its customers and their customers. Additionally, for any agreements which are 1 year or less, the practical expedient under ASC 340-40-25-4 is applied to expense costs when incurred if the amortization period of the contract asset would have otherwise been recognized in one year or less. Sales taxes and other similar taxes are excluded from revenue. The revenue for the year ended December 31, 2021 and 2020 is made up of the sale of clean air technology products. All of the revenue is in the United States of America.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued an update within the scope of Topic 740, Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions to the general principles within the Topic and improves consistent application of and simplifies GAAP for other areas by clarifying and amending existing guidance. The amendments in this update became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendments in the update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company continues to evaluate the impact, if any, the implementation of the CECL model will have on our financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

Note 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $20,245,145 as of December 31, 2021. The Company also had negative working capital of $1,075,690 on December 31, 2021, and had net losses of $12,582,500 and cash used in operations of $885,503. To date, these losses and deficiencies have been financed principally through the issuance of common stock, loans from related parties and from third parties.

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

Note 4 - INVESTMENTS

During the year ended December 31, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Peer-to-Peer Inc (PTOP). The shares were valued at the market price of $0.0023 per share, or $483,000, at the acquisition date. The shares are valued at the market price at December 31, 2021 and 2020 of $0.00070 and $0.000741 per share for a total investment of $147,000 and $155,780, respectively.

During the year ended December 31, 2019, the Company received 1,000,000 shares of KANAB CORP. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0122 per share or $12,220 at the acquisition date. On July 31, 2021 the Company transferred the shares to Himalaya Technologies Inc (HMLA) for 150,000 shares of the preferred B stock in HMLA. The Company valued the investment of HMLA and the carrying value of KANAB CORP at the time the shares were exchanged. The fair value at December 31, 2021 for HMLA is $12,220 and December 31, 2020 for KANAB CORP is $12,220. HMLA is a related party as it has common officers and control.

On October 4, 2021, the Company invested $25,000 for 25,000 common shares in GENBIO Inc. The Company valued the shares at $1.00 per share. The GENBIO transaction is being accounted for as an investment on our balance sheet. We will not consolidate GENBIO’s financial statements. GENBIO Inc is a private Biotechnology Company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. The Company’s research has shown that these active compounds decrease obesity-induced increases in abdominal fat pads, blood pressure, fatty liver and insulin resistance.

In the first quarter of 2021, the Company’s Chief Executive Officer assigned his investment brokerage account with Interactive Brokers to the Company. The Company subsequently invested $1,007,500 into the account. The investments in the account are marketable equity securities. The value of the securities was $581,243 at December 31, 2021.

The total investments on the balance sheet at December 31, 2021 was as follows:

Investments
December 31, 2021

	2021	2020
Investment in Securities	$581,243	$-
Investment Himalaya Technologies Inc (HMLA)	12,220	-
Investment Kanab Corp	-	12,220
Investment in Peer to Peer Inc (PTOP)	147,000	155,780
Investment in GENBIO Inc	25,000	-
	$765,463	$168,000

Note 5 – LOANS DUE FROM/TO RELATED PARTIES

As of December 31, 2021 and 2020, the Company subsidiary’s former chief executive officer had an outstanding balance of $5,168 and $3,574. The loan is non-interest bearing and due on demand.

The Company uses a credit card owned by the Company’s Chief Executive Officer(CEO). The Company accounts for the transactions charged on this card as a loan payable to the CEO. The credit card is used exclusively for Company business and is paid with Company funds. The outstanding balance at December 31, 2021 was $17,546.

The total loan payable to related party at December 31, 2021 and 2020 was $22,714 and 3,574, respectively.

During the year ended December 31, 2021, the Company loaned a related party $53,732. This loan was to pay operating expenses. The loan is interest free and due on demand. The related party has become a fully reporting entity with the SEC and is in the process of raising capital and is expected to repay the loan.

Note 6 - CONVERTIBLE LOANS PAYABLES

The Company had convertible note payables with three third parties with stated interest rates ranging between 10% and 12% and 22% default interest not including penalties. At December 31, 2021, none of the loans were in default, The loans had a one-year maturity date. These notes have a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands; accordingly, the conversion option has been treated as a derivative liability in the accompanying consolidated financial statements. As of December 31, 2021, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note	GS Capital	6/25/2021	6/25/2022	55,000	10%
Note	GS Capital	10/19/2021	10/19/2022	325,000	10%
Note	Power Up Lending	9/20/2021	9/20/2022	43,750	12%
Note	Sixth Street Lending	10/20/2021	10/20/2022	78,750	12%
Total				$502,500
Less Discount				(413,195)
Net				$89,305

As of December 31, 2020, the Company had the following third-party convertible notes outstanding:

	Lender	Origination	Maturity	Amount	Interest

Note	Auctus	10/28/20	10/28/21	115,000	10.0%
Note #8*	Power Up 10	03/08/19	01/15/20	9,000	10.0%
Note #10*	Tri-Bridge	3/15/19	9/15/19	2,286	10.0%
Note #11*	Power Up 11	7/9/19	4/30/20	35,000	12.0%
Note #12*	GS Capital	9/6/19	9/6/20	28,900	12.0%
Note #13*	GS Capital	11/21/19	11/21/20	18,000	12.0%
Note #14*	Power Up	11/21/19	11/21/20	18,000	12.0%
Total				$226,186
less discount				0
Net				$226,186

*	Note was in default at December 31, 2020.

During the year ended December 31, 2020, third-party lenders converted $646,456 of principal and interest into 2,936,347,316 shares of common stock.

During the year ended December 31, 2021, third-party lenders converted $2,822,118 of principal, interest and penalties into 1,396,567,128 shares of common stock. This resulted in a loss of $475,199.

The Company amortized a debt discount of $481,555 and $0 respectively, during the years ended December 31, 2021 and 2020, respectively.

On October 28, 2020, a third-party lender funded the Company $115,000 in a 12% convertible debenture due October 28, 2021. The transaction netted the Company $98,000 after original issue discount (OID) of $15,000 and placement agent fees of $2,000. During the year ended December 31, 2021 was paid off with proceeds from a new loan received on January 20, 2021.

On January 20, 2021, a third-party lender funded the Company $205,000 in a 10% convertible debenture due January 20, 2022. The transaction netted the Company $180,000 after a $20,000 original issue discount and $5,000 in legal fees. During the year ended December 31, 2021 the loan was converted into common shares.

On April 8, 2021, a third-party lender funded the Company $103,500 in a 12% convertible debenture due April 8, 2022. The transaction netted the Company $100,000 after $3,500 legal and due diligence fees. During the year ended December 31, 2021 the loan was converted into common shares.

On May 10, 2021, a third-party lender funded the Company $53,750 in a 12% convertible debenture due May 10, 2022. The transaction netted the Company $50,000 after $3,750 legal and due diligence fees. During the year ended December 31, 2021 the loan was converted into common shares.

On June 25, 2021, a third-party lender funded the Company $65,000 in a 10% convertible debenture due June 25, 2022. The transaction netted the Company $60,000 after a $2,000 original issue discount and $3,000 in legal fees. During the year ended December 31, 2021 $10,000 of this loan was converted into common shares. The remaining balance of $55,000 was still outstanding.

On September 22, 2021, a third-party lender funded the Company $43,750 in a 12% convertible debenture due September 20, 2022. The transaction netted the Company $40,000 after $3,750 legal and due diligence fees. At December 31, 2021, the loan was still outstanding and had not been converted or paid.

On October 26, 2021, a third-party lender funded the Company $78,750 in a 12% convertible debenture due October 26, 2022. The transaction netted the Company $75,000 after $3,750 legal and due diligence fees. At December 31, 2021, the loan was still outstanding and had not been converted or paid.

On October 10, 2021, a third-party lender funded the Company $325,000 in a 10% convertible debenture due October 10, 2022. The transaction netted the Company $300,000 after a $12,500 original issue discount and $12,500 in legal fees. At December 31, 2021, the loan was still outstanding and had not been converted or paid.

Note 7 – DERIVATIVE LIABILITY

During 2021, the Company issued 1,268,541,667 warrants as incentives to invest in the Company or to various convertible lenders to loan funds for operations. These warrants have a three-year expiration and a strike price between $0.001 and $0.002 These warrants are derivative instruments. Because it is indeterminate whether there is a sufficient number of authorized and unissued shares exists at the assessment date, the Company calculates a derivative liability associated with the warrants in accordance with FASB ASC Topic 815-40-25. The initial derivative expense for the year ended December 31, 2021 was $878,263.

The Company’s derivative warrant instruments have been measured at fair value at December 31, 2021 using the Cox, Ross & Rubinstein Binomial Tree valuation model. The Company recognizes the derivative liability related to those warrants that contain price protection features in its consolidated balance sheet as liabilities. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The Company has certain convertible notes with variable price conversion terms. Upon the issuance of these convertible notes and as a consequence of their conversion features, the convertible notes give rise to derivative liabilities. The Company’s derivative liabilities related to its convertible notes payable have been measured at fair value at December 31, 2021 and 2020 using the Cox, Ross & Rubinstein Binomial Tree valuation model.

The Company revalues the warrants and convertible debt at each reporting period, as well as the charges associated with issuing additional convertible notes, and warrants with price protection features. This resulted in the recognition of a gain of $393,465 on convertible debt and $1,289,422 on warrants for the year ended December 31, 2021 and $58,941 on convertible debt for the year ended December 31, and 2020, respectively in the Company’s consolidated statements of operations, under the caption “Gain in change of fair value of derivative liability convertible debt” and “Gain in change of fair value of derivative liability warrants”. The fair value of the derivative liabilities related to the convertible debt and warrants at December 31, 2021 and 2020 is $1,105,537 and $834,230, respectively, which is reported on the consolidated balance sheets under the caption “Derivative liabilities”.

The Company has determined its derivative liability to be a Level 3 fair value measurement. The significant assumptions used in the Cox, Ross & Rubinstein Binomial Tree valuation of the derivative are as follows:

	Year ended December 31,
	2021	2020
Effective exercise price	0.01 - 0.0001	0.001
Effective Market price	0.0007	0.0012
Expected volatility	384%	253%
Risk free interest	0.10%	0.10%
Expected terms	1,0950 to 1,825 days	1,095 days
Expected dividend rate	0%	0%

Rollforward:

	Debt	Warrants	Total
Derivative balance December 31, 2020	$834,230	$-	$834,230
New derivative liabilities	1,753,013	-	1,753,013
New derivative warrants	-	2,064,665	2,064,665
Conversions	(1,863,484)	-	(1,863,484)
Change in fair value of derivatives	(393,465)	(1,289,422)	(1,682,887)
	$330,294	$775,243	$1,105,537

Note 8 – ACQUISITIONS AND INTANGIBLE ASSET

On October 19, 2020, the Company acquired 100% of the member interests of IAQ Technologies LLC (formerly known as Purge Virus, LLC) for consideration of 2,000,000 Series B Preferred Shares, valued at their market value of $800,000. As a result of the acquisition, the Company recognized intangible assets of $225,000 and Goodwill of $596,906. The intangible assets are being amortized over their useful lives, ranging from 3 to 10 years. In October of 2021 the Company changed its name to IAQ Technologies LLC (IAQ). At December 31, 2021 it was determined by management to write off the value of the assets due to lack of business generated resulting in impairment of $803,156.

On February 12, 2021, we purchased assets, including website and trade names of Independence LED Lighting, LLC for 250,000 Series B Preferred shares. Based on an agreed upon price at closing, the transaction was valued $3,300,000, At December 31, 2021 it was determined by management to write off the value of the assets due to lack of business generated resulting in impairment of $3,300,000.

These acquisitions were treated as business combinations and the Company recorded the fair value of the assets and liabilities assumed in accordance with applicable guidance.

On March 6, 2021, we purchased the assets, including website, trade names and software of Energy Intelligence Center, LLC for 125,000 Series B Preferred shares and 50,000,000 common stock warrants. Based on an agreed upon price at closing, the transaction was valued $1,479,121. At December 31, 2021 it was determined by management to write off the value of the assets due to lack of business generated resulting in impairment of $1,479,121.

Purchase Price

	EIC	iLED
Fair value of series B Preferred stock	$1,250,000	$3,300,000
Common stock warrants	229,121	-
	$1,479,121	$3,300,000

The purchase price allocation of the fair value of the assets acquired are as follows:

Website	$259,000	$261,600
Trade name	505,600	2,157,800
Software	401,000	-
Goodwill	313,521	880,600
	$1,479,121	$3,300,000

The following unaudited proforma consolidated results of operations have been presented as if the acquisition occurred on January 1, 2020:

Unaudited Proforma Statement of Operation
December 31, 2021 and 2020

	2021	2020

Operating revenues	$890,075	$705,180

Cost of revenues	607,833	473,066

Gross profit	282,242	232,114

Operating expenses:
General and administrative	5,061,430	2,519,283

Loss from operations	(4,779,188)	(2,287,169)

Other income (expenses)
Interest expense	(730,825)	(165,821)
Bad debt	-	-
Loan forgiveness	11,593	-
Loss on investment	(435,037)	-
Loss on impairment	(6,419,944)	-
Gain on debt conversion	514,425	-
Debt settlement gain (loss)	(231,930)	35,000
Write off old inventory	-	(204,981)
Derivative liability gain (loss)	3,569,489	(58,941)
Total other expenses	(3,722,229)	(394,743)

Loss before income taxes	(8,501,417)	(2,681,912)

Provision for income taxes	-	-

Net loss	$(8,501,417)	$(2,681,912)

Note 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may from time to time, become a party to various legal proceedings, arising in the ordinary course of business. The Company investigates these claims as they arise.

A third-party lender, Auctus Fund, LLC, served the Company notice of a civil lawsuit on November 1, 2019 seeking principal, interest and penalties of $283,000 related to a loan provided to the Company on or around January 6, 2017. On November 25, 2019, the Company reached a Settlement Agreement and Mutual General Release with Auctus Fund, LLC. As part of the agreement, the Company agreed that the settlement value of the note and accrued interest was $60,522.32 and the Company would issue the following shares to settle the note and accrued interest:

●	On or before November 1, 2020- 264,680,377 Settlement Shares; plus
●	On or before December 2, 2020 – 264,680,378 Settlement Shares; plus
●	On or before January 1, 2021 – 264,680,378 Settlement Shares.

Prior to the settlement of the debt with Auctus Fund LLC the Company agreed to irrevocably authorize and reserve a sufficient amount of Settlement Shares of the Company’s common stock pursuant to the reserve requirements of the Note 1,500,000,000 Shares of the publicly tradeable ETFM Common Stock for delivery and issuance to the Auctus Fund, LLC. For year-end 2019, the Company accrued a liability of $260,000, representing the fair value of the settlement shares at the date of the settlement agreement. In the year ended December 31, 2020, the Company settled on a balance of the note to Auctus Fund LLC of $115,000. Auctus was issued 794,041,134 shares the Company common stock in the settlement. This resulted in a settlement gain of $89,447 during the year ended December 31, 2020. The 1,500,000,000 reserve shares of the Company were released.

Note 10 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2020. Management at year-end 2020 believed that it would not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years. During the year ended December 31, 2021 the Company filed returns for 2018, 2019 and 2020

Based on the available information and other factors, management believes it is more likely than not that any potential net deferred tax assets on December 31, 2021 and 2020 will not be fully realizable. The Company is current with franchise tax board fees due to the State of California and in 2021 filed tax statements for the federal and state requirements (California, Illinois, Pennsylvania) for 2018, 2019 and 2020. Today, the Company is current with its federal and state tax filings.

Due to recurring losses, the Company’s tax provision for the years ended December 31 2021 and 2020 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2021	2022
Statutory federal rate	-21.0%	-21.0%
State income tax rate, net of federal Benefit	-3.6%	-3.6%
Permanent differences, including stock-based compensation and impairment of acquired assets	8.6%	8.6%
Change in valuation allowance	16.0%	16.0%
Effective tax rate	0.0%	0.0%

At December 31, 2021 and 2020 the Company’s deferred tax assets were as follows:

	December 31, 2021	December 31, 2020
Tax benefit of net operating loss carry forward	$1,998,003	$85,902
less valuation allowance	(1,998,003)	(85,902)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company had unused net operating loss carry forwards of approximately $13.9 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years ending 2039. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns and the impact of the statute of limitations on the Company’s ability to claim such benefits. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382. Due to these limitations, and other considerations, management has established full valuation allowances on deferred tax assets relating to net operating loss carryforward, as the realization of any future benefits from these assets is uncertain.

The Company’s valuation allowance at December 31, 2021 and 2020 was $2,178,954 and $1,029,845, respectively. The change in the valuation allowance during the year ended December 31, 2021 was an increase of approximately $1,149,000. The change in the valuation allowance during the year ended December 31, 2020 was an increase of $943,000.

NOL carry over loss
Expiration
NOL	2012	$15,996	2022
	2013	84,206	2023
	2014	494,301	2024
	2015	680,549	2025
	2016	651,537	2026
	2017	129,493	2027
	2018	1,842,498	2028
	2019	48,201	2029
	2020	409,057	2030
	2021	9,514,300	2031
		$13,870,138

Note 11 – WARRANTS AND OPTIONS

During the year ended December 31, 2021 and 2020, the Company issued 1,268,541,667 and 713,571,428 warrants valued at $3,062,302 and $862,160, respectively to purchase 1,982,113,095 shares of the Company’s common stock outstanding which may dilute future EPS.

The Company estimates the fair value of each award on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Since Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate award exercise and employee termination within the valuation model, whereby separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of granted awards is derived from the output of the option valuation model and represents the period of time that granted awards are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

	2021	2020
Expected volatility	384%	466%
Weighted average volatility	384%	466%
Expected dividends	0%	0%
Expected term (in years)	3 to 5	3 to 5
Rick free rate	1.00%	1.24%

The following table sets forth common share purchase warrants outstanding as of December 31, 2021 and 2020:

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding warrants outstanding December 31, 2019	-
Warrants granted	713,571,428	$0.0100	$-
Warrant exercised	-	$-	$-
Warrants forfeited	-	$-	$-
Outstanding December 31, 2020	713,571,428	$0.0100	$-
Warrants granted	1,268,541,667	$0.0034	$-
Warrant exercised	-	$-	$-
Warrants forfeited	-	$-	$-
Outstanding December 31, 2021	1,982,113,095	$0.0134	$-

During the year ended December 31, 2021 the Company issued warrants for stockholder relations. These warrants were valued at $2,064,665 and expensed as general and administrative expense.

Note 12 – EQUITY

During the year ended December 31, 2020, the Company:

Issued 2,936,347,316 shares of its common stock valued at $646,456, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

Issued 312,500 of its Restricted Preferred B shares to the Company CEO, Vikram Grover, for accrued compensation of $100,000.

Issued 1,651,315 of its Preferred B shares to consultants for professional services, including due diligence on the Purge Virus transaction, corporate development, sales and marketing, and other for $293,027.

Issued 100,000 of its Preferred B shares to the owner of PPE Source International LLC (PPESI), a provider of PPE to small, medium, and large businesses, institutions, and government customers, 100,000 Series B Preferred Shares for a 180-day exclusive option to purchase his 100% member interests in PPESI for $50,000. These shares were non-refundable and expensed during the year ended December 31, 2020.

Issued 2,000,000 share of Restricted Preferred B shares for the acquisition of 100% of the member interests of Purge Virus, LLC from Charles Szoradi. The purchase maintains PV as a 100% owned subsidiary of FOMO CORP., includes cross-selling relationships with Mr. Szoradi’s 100% owned LED company Independence LED and 33% owned energy management software company Energy Intelligence Center (EIC), and JV partner Company PPE Source International LLC. The joint venture partnership with PPESI was subsequently canceled. These shares were valued at $800,000.

During the year ended December 31, 2021, the Company:

Issued 1,396,567,128, shares of its common stock valued at $2,822,118, as repayment for outstanding principal and interest on convertible promissory notes as requested by the note holders in accordance with contractual terms.

Issued 10,000,000 shares of its common stock valued at $20,000 for loan costs.

Issued 527,500,000 shares of its common stock valued at $1,000,000 for cash.

Issued 2,750,000 shares of its Preferred A shares valued at $275,000 for cash.

Issued 175,000 shares of its Preferred B shares valued at $449,279 for a non-refundable deposit to acquire a business. The acquisition was terminated in the year ended December 31, 2021.

Issued 375,000 shares of its Preferred B shares valued at $4,550,000 to acquire assets of a business.

Issued 571,167 shares of its Preferred B shares valued at $1,766,014 for services

Converted 335,000 shares of Preferred B shares into 335,000,000 shares of common stock.

On October 13, 2020, we amended the terms of our Series A Preferred Shares to include an annual dividend of $0.0035 per share, a 1-50 conversion ratio and to receive 1 vote per converted common shares on an as converted basis. If declared the dividends would accrue until paid in full.

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

On June 4, 2020, the Company entered a $11,593 note payable to Bank of America, pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. The loan remains outstanding but is expected to be forgiven by the U.S. government based on guidance from the Company’s commercial bank, Bank of America. We have applied for forgiveness of the loan with the SBA through our commercial bank, Bank of America. The loan has been forgiven and the Company has recognized loan forgiveness.

Note 13 – SUBSEQUENT EVENTS

On January 3, 2022, a third-party lender converted $15,000 principal, $2,203 and $350 in fees into 44,830,666 common shares. The Company had a loss on conversion of $18,312.

On January 12, 2022, a third-party lender converted $40,000 principal, $789 and $350 in fees into 118,202,055 common shares. The Company had a loss on conversion of $136,164.

On January 12, 2022, we borrowed $43,750 from a third-party lender netting us $40,000 after fees and legal expenses.

On January 14, 2022, we borrowed $220,000 from a third-party lender netting us $200,000 after a $10,000 original issue discount and $10,000 in legal expenses.

On January 21, 2022, we invested $15,000 into GenBio, Inc. for 15,000 common shares of GenBio, Inc.

On February 18, 2022, we invested $10,000 into GenBio, Inc. for 10,000 common shares of GenBio, Inc.

On February 26, 2022, we engaged former Michigan Representative Robert Kosowski as an Advisory Board member. As compensation we issued the former Representative 20,000,000 common stock purchase warrants with a strike price of $0.001 and a three-year expiration.

On February 28, 2022, we acquired 100% of the member interests of SMARTsolution Technologies LP for consideration of 1,000,000 Series B Preferred shares, 300,000,000 common stock purchase warrants, and refinancing of up to $1,000,000 debt. The fair value of the Series B preferred shares and common stock purchase warrants is $910,000 based on an as converted basis of the closing price of the shares at February 28, 2022.

On February 28, 2022, we issued 990,000 Series B Preferred shares to Mitchell Schwartz, founder and CEO of SMARTsolution Technologies LP., for the purchase of his 90% ownership interest in SST.

On February 28, 2022, we issued 10,000 Series B Preferred shares to SMARTsolution Technologies, Inc. for the purchase of its 10% ownership position in SST LP.

On or around February 28, 2022, we issued 300,000 common stock purchase warrants with a strike price of $0.001 and a three-year expiration to employees and consultants of SST as part of our acquisition agreement with SST.

On February 28, 2022, we entered into a $1 million secured promissory note with a third-party lender to finance mergers and acquisitions. Proceeds were used to retire loans owed by SMARTSolution Technologies LP.

On March 15, 2022, we issued 500,000 Series B Preferred shares to a consultant for advisory services.

On March 21, 2022, a third-party exercised 500,000,000 common stock purchase warrants and we issued 437,500,000 common shares.

On March 22, 2022, a third-party lender converted $25,000 principal of a loan into 80,645,161 common shares.

On March 31, 2022, we borrowed $250,000 in a one-year junior note netting the Company $196,000 less original issue discount of $50,000 and $4,000 in legal fees.

On March 31, 2022, we borrowed $185,000 from the founder of SMARTsolution Technologies LP in a junior note.

On April 4, 2022, we entered into a $500,000 purchase order financing line with a third-party lender, of which proceeds went to our supplier in Canada to finance signed orders for equipment.

On April 5, 2022, we sold $115,000 of junior convertible debt to a third-party netting the Company $105,000 after original issue discount (“OID”) and legal fees.

Shares issued subsequent to December 31, 2021
	Common shares	Preferred B shares
Common shares outstanding at December 31, 2021	7,177,931,757	5,253,815
Issued January 3, 2022	44,830,666	-
issued January 12, 2022	118,202,055	-
Issued February 28, 2022	-	1,000,000
issued March 3, 2022	80,645,161	-
Issued March 15, 2022	-	500,000
Issued March 21, 2022	437,500,000
Issued March 22, 2022	80,645,161
	7,939,754,800	6,753,815

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

The evaluation of our disclosure controls by our Chief Executive Officer (our principal executive, financial and accounting officer) included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were material weaknesses in our internal controls over Financial reporting as of December 31, 2021 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements, and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2021. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Under applicable rules of the Securities and Exchange Commission, as a “smaller reporting company” this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the directors and executive officers of the Company as of the date of this Annual Report and the principal offices and positions with the Company held by each person. There are no family relationships among any of the directors and executive officers.

Name	Age	Position(s)
Vikram Grover	52	Chairman, CEO, President, CFO, Secretary

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

The Company currently maintains an Advisory Board comprised of several individuals with technology, finance, and various industry experience.

Term of Office

All directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. Other than stock options of various amounts, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of directors. Executive Officers serve at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities.

Code of Ethics

As of the date of this Report, the Company had not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer.

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

The following table summarizes all compensation recorded by us in 2021 and 2020 for our Chief Executive Officer, who is are only executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Vikram Grover, CEO	2021	150,000	0	0	200,000	0	0	0	350,000
	2020	150,000	0	0	200,000	0	0	0	350,000

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer, Vikram Grover, compensating him $12,500 per month, including $5,000 in cash compensation if the Company is not current and $7,500 in cash compensation if current with its Exchange Act, with the balance due in restricted Series B Preferred shares. During 2021 and 2020, Mr. Grover converted all accrued compensation into Series B Preferred shares, leaving amounts due to him on December 31, 2021 at $0.00.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report, certain information with respect to the Company’s common stock owned of record or beneficially by (a) each director and executive officer of the Company; (b) each person who owns beneficially more than five percent (5%) of each class of the Company’s outstanding common stock; and (c) all directors and executive officers as a group. The address of each of these individuals are c/o the Company, 1 E Erie St, Ste 525 Unit #2250, Chicago, IL 60611.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Common Stock	Vikram Grover	2,149,815,000	13.0%
Common Stock	All Directors and Officers as a Group (1 person)	2,149,815,000	13.0%

(1)

Represents shares of common stock issuable upon conversion of Series B Preferred Shares. Holders of Series B Preferred Shares vote on all matters presented to stockholders for a vote on an “as converted” basis together with our common stock as a single class, except as required by law.

(2)	Unless otherwise indicated, based on 7,976,879,909 shares of common stock issued and outstanding as of the date of this Annual Report. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

Item 14. Principal Accountant Fees and Services.

Assurance Dimensions is our independent registered public accounting firm for the year ended December 31, 2021. Boyle CPA, LLC, was our independent registered public accounting firm for the year ended December 31, 2020 and with respect to the filing of our Quarterly Reports on Form 10-Q for the first three quarters of 2021..

	Year ended December 31,
	2021	2020
Audit Fees	$50,000	$12,500

Audit-Related Fees	$5,000	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board preapproved all services provided by our independent registered public accounting firm. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with their independence as our independent registered public accounting firm.

PART IV

Item 15. Financial Statements and Exhibits.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The following consolidated financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this Report:

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 5525)

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 6285)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Deficiency for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements December 31, 2021 and 2020

(2)	Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of Amendment

3.3**	Amended and Restated By-laws December 16, 2019

10.1**	Convertible Note Between the Company and Auctus Fund LLC dated January 6, 2017

10.2**	Convertible Note Between the Company and JSJ Investments dated April 25, 2017

10.3**	Convertible Note and Warrant Agreement Between the Company and Crown Bridge Partners LLC September 15, 2017

10.4**	Convertible Note Between the Company and LG Capital Funding, LLC dated November 14, 2017

10.5**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated January 24, 2018

10.6**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated February 22, 2018

10.7**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated April 11, 2018

10.8**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated April 27, 2018.

10.9**	Convertible Note Between the Company and Jabro Funding Corp. dated July 23, 2018

10.10**	Convertible Note Between the Company and Jabro Funding Corp. dated October 1, 2018

10.11**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated November 1, 2018

10.12**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated March 8, 2019

10.13**	Convertible Note Between the Company and Tri-Bridge Ventures LLC dated March 15, 2019

10.14**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated July 9, 2019

10.15**	Convertible Note Between the Company and GS Capital Partners LLC dated September 6, 2019

10.16**	Convertible Note Between the Company and GS Capital Partners LLC dated November 12, 2019

10.17**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated November 14, 2019

10.18**	Convertible Note Between the Company and Auctus Fund LLC dated October 28, 2020

10.19**	Definitive Acquisition Agreement Between the Company and Purge Virus, LLC September 29, 2020

10.20**	FOMO CORP. – Purge Virus, LLC Reps and Warranties October 18, 2020

10.21**	Convertible Debenture Loan Agreement with GS Capital – January 20, 2021

10.22**	Convertible Loan Agreement Power Up Lending – April 8, 2021

10.23**	Convertible Loan Agreement Power Up Lending – May 10, 2021

10.24**	Convertible Loan Agreement GS Capital – June 25, 2021

10.25**	Convertible Loan Agreement Power Up Lending – September 22, 2021

31.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10’s as filed with the SEC on October 30, 2012, July 19, 2019 and December 7, 2020 (amended December 8, 2020). And by reference to Company’s Form 10K filed December 31, 2020 and the Company’s 8K filed October 7, 2020. Filed by reference to Form 10-Q for the three months ended March 31, 2021 filed on EDGAR on May 24, 2021 and Form 10-Q for six months ended June 30, 2021 filed on EDGAR on August 16, 2021.

***	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28h day of April 2022.

FOMO CORP.

By:	/s/ Vikram Grover
Vikram Grover, Chief Executive Officer and sole Director (Principal Executive, Financial and Accounting Officer)

