Form 10-Q
period 2022-03-31
FOMO CORP.
filed 2022-07-11
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-13126

FOMO CORP.

(Exact name of registrant as specified in its charter)

California	83-3889101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 E Erie St, Ste 525 Unit #2250, Chicago, IL 60611

(Address of principal executive offices)

(630) 286-9560

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 7,976,879,909 shares of common stock, no par value, of the Registrant issued and outstanding as of July 1, 2022.

FOMO CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOMO CORP.

FOMO CORP and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)

Assets

Current Assets
Cash	$64,849	$94,224
Accounts receivable - net	1,125,057	36,790
Loan receivable - related party	54,257	53,732
Inventory - net	1,042,169	8,114
Prepaids and other	1,301	223
Total Current Assets	2,287,633	193,083

Property and equipment - net	142,361	-

Operating lease - right-of-use asset	333,721	-

Goodwill	806,854	-

Investments	517,819	765,463

Total Assets	$4,088,388	$958,546

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$706,391	$40,117
Operating lease liability	59,278	-
Convertible notes payable - net	383,230	89,305
Convertible notes payable - related party - net	195,000	-
Loans payable - related parties	33,068	22,714
Deferred revenue	648,286	11,100
Derivative liabilities	761,603	1,105,537
Total Current Liabilities	2,786,856	1,268,773

Long Term Liabilities
Operating lease liability	276,523	-
Accounts receivable credit facility	959,768	-
Total Long-Term Liabilities	1,236,291	-

Total Liabilities	4,023,147	1,268,773

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, Class A, $0.0001 par value, 1,000,000 shares designated, 5,750,000 and 5,750,000 shares issued and outstanding, respectively	575	575
Preferred stock, Class B, $0.0001 par value, 7,000,000 shares designated, 6,839,982 and 5,249,982 shares issued and outstanding, respectively	684	525
Preferred stock, Class C, $0.0001 par value, 2,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common stock, no par value, 1,000,000,000 shares authorized 7,976,879,909 and 7,177,931,757 shares issued and outstanding, respectively	8,941,835	8,631,776
Additional paid-in capital	13,085,477	11,301,942
Accumulated deficit	(21,963,430)	(20,245,145)
Total Stockholders’ Equity (Deficit)	65,241	(310,227)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,088,388	$958,546

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO CORP. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Sales - net	$1,234,567	$151,392

Cost of sales	1,068,640	132,221

Gross profit	165,927	19,171

General and administrative expenses	1,206,091	589,785

Loss from operations	(1,040,164)	(570,614)

Other income (expense)
Interest expense	(62,795)	(211,312)
Amortization of debt discount	(205,776)	-
Change in fair value of derivative liabilities	(2,716)	(1,375,374)
Derivative expense	(12,192)	-
Gain on debt extinguishment (derivative liabilities – convertible debt)	100,693	-
Loss on debt extinguishment	(205,691)	(231,930)
Change in fair value of marketable equity securities	(289,644)	-
Total other expense - net	(678,121)	(1,818,616)

Net loss	$(1,718,285)	$(2,389,230)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	7,896,234,748	5,445,268,799

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO CORP and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2022

(Unaudited)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	(Deficit)

December 31, 2021	5,750,000	$575	5,249,982	$525	1,000,000	$100	7,177,931,757	$8,631,776	$11,301,942	$-	$(20,245,145)	$(310,227)

Issuance of stock in cashless exercise of warrants	-	-	-	-	-	-	437,500,000	-	-	-	-	-

Issuance of stock for services	-	-	650,000	65	-	-	-	-	534,935	-	-	535,000

Acquisition of Smart Solutions Technologies, Inc. - net of broker fees	-	-	1,000,000	100	-	-	-	-	699,900	-	-	700,000

Issuance of stock in conversion of debt and accrued interest	-	-	-	-	-	-	301,448,152	310,059	-	-	-	310,059

Conversion of Series B preferred stock into common stock	-	-	(60,000)	(6)	-	-	60,000,000	-	6	-	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	209,713	-	-	209,713

Warrants issued for services - related party	-	-	-	-	-	-	-	-	13,981	-	-	13,981

Reclassification of financial instruments that ceased to be derivative liabilities (warrants)	-	-	-	-	-	-	-	-	325,000	-	-	325,000

Net loss - 2022	-	-	-	-	-	-	-	-	-	-	(1,718,285)	(1,718,285)

March 31, 2022	5,750,000	$575	6,839,982	$684	1,000,000	$100	7,976,879,909	$8,941,835	$13,085,477	$-	$(21,963,430)	$65,241

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO CORP and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2021

(Unaudited)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Deficit

December 31, 2020	3,000,000	$300	4,463,815	$446	1,000,000	$100	4,713,546,121	$4,232,960	$3,139,400	$125,000	$(7,662,645)	$(164,439)

Conversion of convertible debt	-	-	-	-	-	-	905,435,038	563,643	-	-	-	563,643

Issuance of stock for services	-	-	-	-	-	-	6,550,000	99,640	-	-	-	99,640

Stock issued for loan cost	-	-	-	-	-	-	10,000,000	20,000	-	-	-	20,000

Issuance of stock for cash - common stock	-	-	-	-	-	-	65,000,000	250,000	-	-	-	250,000

Issuance of stock for cash - class A preferred stock	2,750,000	275	-	-	-	-	-	-	274,725	-	-	275,000

Issuance of stock for services	-	-	300,000	30	-	-	-	-	123,970	-	-	124,000

Issuance of class B preferred stock as non-refundable deposit to acquire business	-	-	175,000	17	-	-	-	-	38,483	-	-	38,500

Issuance of class B preferred stock to acquire assets	-	-	375,000	38	-	-	-	-	924,962	-	-	925,000

Warrants issued for services	-	-	-	-	-	-	-	-	194,000	-	-	194,000

Net loss - 2021	-	-	-	-	-	-	-	-	-		(2,389,230)	(2,389,230)

March 31, 2021	5,750,000	$575	5,313,815	$531	1,000,000	$100	5,700,531,159	$5,166,243	$4,695,540	$125,000	$(10,051,875)	$(63,886)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO CORP. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(1,718,285)	$(2,389,230)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	535,000	165,500
Stock issued for interest and loan costs	-	258,467
Warrants issued for services	209,713	-
Warrants issued for service - related party	13,981	-
Amortization of debt discount	205,776	-
Amortization of operating lease - right-of-use asset	11,508	-
Depreciation and amortization expense	579	43,583
Change in fair value of derivative liabilities	2,716	1,375,375
Derivative expense	12,192	-
Gain on debt extinguishment	(100,693)	-
Loss on debt extinguishment	205,691	231,930
Change in fair value of marketable equity securities	(289,644)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(480,146)	(66,134)
Inventory	410,569	-
Prepaids and other	(1,078)	910
Increase (decrease) in
Accounts payable and accrued expenses	(142,343)	(60,060)
Customer deposits	-	91,434
Deferred revenue	(203,451)	-
Operating lease liability	(9,428)	-
Net cash used in operating activities	(1,337,343)	(348,225)

Investing activities
Cash acquired in acquisition of Smart Solutions Technologies, Inc.	218,640	-
Proceeds from sales of securities - net of purchases	537,288	-
Advance - loan receivable - related party	(525)	-
Net cash provided by investing activities	755,403	-

Financing investing
Proceeds from loans payable	-	205,000
Proceeds from loans payable - related party	-	3,958
Proceeds from issuance of convertible notes	253,750	-
Proceeds from issuance of convertible note - related party	195,000	-
Repayments of notes payable - government - SBA	(150,000)	-
Repayments of loans payable - related parties	(189,719)	-
Repayment of notes payable	(516,234)	(128,800)
Proceeds from draw downs on accounts receivable credit facility	1,000,000	-
Repayment on accounts receivable credit facility	(40,232)	-
Proceeds from issuance of Class A preferred stock	-	275,000
Proceeds from issuance of common stock	-	250,000
Net cash provided by financing activities	552,565	605,158

Net increase (decrease) in cash	(29,375)	256,933

Cash - beginning of year	94,224	12,069

Cash - end of year	$64,849	$269,002

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Acquisition of SST in exchange for Class B preferred stock	$700,000	$-
Debt discount recorded in connection with derivative liability	$66,851	$-
Issuance of stock in conversion of debt and accrued interest	$104,368	$563,643
Conversion of Class B preferred stock into common stock	$6	$-
Reclassification of financial instruments that ceased to be derivative liabilities (notes and warrants)	$325,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

FOMO Corp, Inc. (“FOMO,” “we,” “our” or “the Company”), is focused on the sale of its smart board technology as well as related installation services through its wholly owned subsidiary SMARTSolution Technologies, L.P. (“SST”). Additionally, the Company markets and sells clean air disinfection products.

On May, 18 2021, FOMO incorporated FOMO ADVISORS LLC, a Wyoming limited liability company, as a wholly owned private merchant banking subsidiary. FOMO ADVISORS LLC intends to assist private companies in accessing the capital markets through “pass through” investments that allow investors to gain liquidity, while benefiting from direct exposure to private company growth through derivative instruments or other rights. The subsidiary is engaging with strategic targets to introduce them to its network of financial and strategic contacts, provide them management consulting, and create a portfolio of technology investments for future incubation, capital formation, and wealth creation. The Company is currently evaluating its corporate development pipeline and has identified a number of candidates for this capital formation model, though there can be no assurances. Currently, this entity is inactive.

On February 28, 2022, the Company acquired SST , see Note 9.

In June 2022, the Company applied with the State of California for a name change to FOMO Worldwide, Inc. The name change is being reviewed for approval.

The parent (FOMO Corp.) and subsidiaries are organized as follows:

Company Name	Incorporation Date		State of Incorporation
FOMO Corp. (“FOMO” or the “Company”)	1990		California
FOMO Advisors, LLC (“FOMOAD”)	2021		Wyoming
SMARTSolution Technologies, L.P. (“SST”)	1995	1	Pennsylvania
IAQ Technologies, LLC (“IAQ”)	2020	2	Pennsylvania
EIC of Wyoming, LLC (“EIC”)	2021	3	Wyoming

1	The Company was acquired on February 28, 2022
2	The Company was acquired in 2020
3	The Company was formed in 2021

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

IAQ Technologies, LLC

On October 19, 2020, the Company acquired 100% of the membership interests of Purge Virus, LLC in exchange for the issuance of 2,000,000 Series B Preferred Shares valued at $800,000 to its member. We subsequently changed the name of the company to IAQ Technologies LLC (“IAQ”). IAQ, which is based in Philadelphia, PA, is engaged in the marketing and sale of disinfection products and services to businesses, including hotels, hospitals, cruise ships, offices and government facilities, as well as to individuals. Products and services marketed by IAQ include:

●	Ultraviolet-C in-duct and portable devices,
●	Hybrid disinfection devices with UVC, carbon filtration and HEPA filtration,
●	Hybrid disinfection devices with UVC and Photo Plasma,
●	Bio-polar ionization disinfection for virus and Volatile Organic Compound disinfection; and
●	PPE (personal protective equipment) ranging from masks to gloves with factory-direct supply side logistics.

Operating results for IAQ since its acquisition have not met expectations, Accordingly, the interim chief executive is in the process of reorganizing IAQ. Accordingly, we determined that IAQ’s value was impaired at December 31, 2021.

Independence Lighting LED, LLC and Energy Intelligence Center, LLC

On February 12, 2021, the Company purchased the assets of Independence LED Lighting, LLC (“iLED”), an affiliate of IAQ, in exchange for the issuance of 250,000 Series B Preferred Shares valued at $3.3 million, iLED is in the sale of clean air products intended for use in disinfecting and improving air quality.

On March 7, 2021, the Company purchased the assets of Energy Intelligence Center, LLC (“EIC PA”) in exchange for the issuance of 125,000 Series B Preferred Shares and 50,000,000 warrants valued at $1,479,121. EIC is engaged in the commercialization, marketing and licensing of software and hardware designed to work in conjunction with a commercial building’s HVAC system to reduce energy consumption and optimize operating efficiency.

Following the acquisitions of the assets of iLED and EIC, the Company combined the assets and businesses of iLED and EIC into a newly formed wholly-owned subsidiary, EIC of Wyoming LLC (“EIC Wyoming”).

The Founder and Former Managing Member of IAQ, iLED and EIC stayed on following the asset acquisitions to run their businesses. However, in July 2021, he stepped down and assumed a consulting role and a new chief executive operating officer was hired to run the businesses of IAQ and EIC Wyoming. Such individual resigned from his position on March 2, 2022 and we then appointed an interim chief executive officer.

See Note 9.

SMARTSolution Technologies, L.P.

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

SST has been engaged in the EdTech business for over 25 years. SST markets its systems to and installs the systems in elementary, middle and high schools, as well as colleges, universities and commercial facilities. A current focus of SST’s business is the sale and installation of interactive smartboards to elementary, middle and high schools. These interactive smartboards provide students with interactive remote access from home or other locations to classrooms and teachers via personal computers, laptops, tablets and similar devices. SST currently markets its systems primarily in Western Pennsylvania, Eastern Ohio and West Virginia, is in the process of expanding into the Alabama and Michigan markets and plans to expand further throughout the United States as opportunities present itself organically or through strategic acquisitions.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

As a result of the growth in remote learning, as a result of the COVID-19 pandemic and otherwise, and due to $500 billion in stimulus funding (“ESSER funds”) from the federal government, SST is currently experiencing a significant increase in orders and sales and a growth in backlog.

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

See note 9.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 28, 2022.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date.

The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.

On February 28, 2022 (the “closing”, the “closing date”), the Company and SST executed a securities purchase agreement, which is treated as a business combination, and accounted for using the acquisition method. SST became a wholly-owned subsidiary of the Company. See Note 9.

At March 31, 2022 and December 31, 2021, goodwill was $806,854 and $0, respectively.

As a result of the SST acquisition, the consolidated financial statements include the balance sheet of SST at March 31, 2022, as well as the results of operations and cash flows of SST from the date of acquisition through March 31, 2022.

Goodwill and Intangible Assets

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment.

For the three months ended March 31, 2022 and 2021, impairment expense was $0 and $0, respectively.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as a single reportable segment. Customers in the United States accounted for approximately 100% of our revenues. We do not have any property or equipment outside of the United States.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of goodwill and intangible assets, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, uncertain tax positions, and the valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Coronavirus (“COVID-19”) Pandemic

During the three months ended March 31, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

The three tiers are defined as follows:

●	Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 - Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3 - Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At March 31, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Assets and liabilities measured at fair value at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$467,819		$50,000	$517,819
Total Assets	$467,819	$-	$50,000	$517,819

Liabilities
Derivative liabilities	$-		$761,603	$761,603
Total	$-	$-	$761,603	$761,603

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$740,463		$25,000	$765,463
Total Assets	$740,463	$-	$25,000	$765,463

Liabilities
Derivative liabilities	$-		$1,105,537	$1,105,537
Total	$-	$-	$1,105,537	$1,105,537

Level 1 Investments consist of common stock, options and warrants of publicly traded companies which are considered to be highly liquid and easily tradeable. The Company also holds Level 3 investments in the common stock of a private company.

Derivative liabilities are derived from certain convertible notes payable and warrants.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. There were no accounts in excess of this insured limit.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on the best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable and perform ongoing credit evaluations of customers and maintain an allowance for potential bad debts if required.

It is determined whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance, as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate the collectability of receivables.

Allowance for doubtful accounts at March 31, 2022 and December 31, 2021, were $0, respectively. For the three months ended March 31, 2022 and 2021, the Company recorded bad debt expense of $0 and $0, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

The Company had the following concentrations at March 31, 2022 and December 31, 2021, respectively. All concentrations relate solely to the operations of SST.

	Three Months Ended	Year Ended
Customer	March 31, 2022	December 31, 2021
A	42%	0%
B	17%	0%
C	10%	0%
Total	69%	0%

Inventory

Inventory consists of finished products purchased from third-party suppliers. The Company’s inventory primarily consists of Smart Boards which are sold by SST.

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the specific identification method for finished goods. Management compares the cost of inventory with the net realizable value and, if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions. Generally, the Company only keeps inventory on hand for sales made and in which a deposit has been received.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

At March 31, 2022 and December 31, 2021 inventory consisted of:

Classification	March 31, 2022	December 31, 2021
Smart Boards	$1,030,354	$-
Clean Air Technology	11,815	8,114
Total Inventory	$1,042,169	$8,114

During the three months ended March 31, 2022 and 2021 , impairment expense was $0 and $0, respectively.

The Company had the following vendor purchase concentrations at March 31, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Three Months Ended March 31,
Customer	2022	2021
A	84%	0%
Total	84%	0%

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

For the three months ended March 31, 2022 and 2021, impairment expense was $0 and $0, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, which range from one to seven years.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

For the three months ended March 31, 2022 and 2021, impairment expense was $0 and $0, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2022 and December 31, 2021, which consist of convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. The Company uses a binomial pricing model to determine fair value of these instruments.

Upon conversion or repayment of a debt instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), the Company records the shares of common stock at fair value, relieves all related debt, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment. In connection with the debt extinguishment, the Company typically records an increase to additional paid-in capital for any remaining liability balance.

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Original Issue Discount

For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense over the life of the underlying debt instrument, in the Consolidated Statements of Operations.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Operating Lease

From time to time we may enter into operating lease or sub-lease agreements, including our corporate headquarters. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. Lease right-of-use assets and liabilities at commencement are initially measured at the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at commencement to determine the present value of lease payments except when an implicit interest rate is readily determinable. We determine our incremental borrowing rate based on market sources including relevant industry data.

We may have lease agreements with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Our leases, where we are the lessee, do not include an option to extend the lease term. Our lease does not include an option to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease term would include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, included as a component of general and administrative expenses, in the accompanying consolidated statements of operations.

Certain operating leases provide for annual increases to lease payments based on an index or rate, our lease has no stated increase, payments were fixed at lease inception. We calculate the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the calculated lease payment and actual payment are expensed as incurred.

See Note 10.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of the revenue when, or as, performance obligations are satisfied

Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2022 and 2021, contained a significant financing component.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

When determining revenues, no significant judgements or assumptions are required. For all transactions, the sales price is fixed and determinable (no variable consideration). All consideration from contracts is included in the transaction price. The Company’s contracts all contain single performance obligations.

For our contracts with customers, payment terms generally range from advance payments prior to product delivery and/or installation to certain cases where payment is due within 30 days from job completion. The timing of satisfying our performance obligations does not vary significantly from the typical timing of payment.

For each revenue stream we do not offer any returns, refunds or warranties, and no arrangements are cancellable. However, the Company acts as a reseller of warranties for its Smart Boards, which are serviced by the manufacturer, and in some cases requires SST to perform warranty related services.

Sales taxes and other similar taxes are excluded from revenue.

Smart Boards and Installation Services

Smart Boards are sold to customers and may require an upfront deposit. The Company also installs its Smart Boards in connection with the sale. All revenue is recognized at a point in time upon completion of any installation, which typically occurs withing thirty (30) days of delivering the product.

Installation Services

Certain customers contract with the Company to perform installation only services where they have acquired products from a different company/seller. All revenue is recognized at a point in time upon completion of any installation.

Clean Air Technology

All sales are recognized upon delivery of products to the customer.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of a performance obligation and recognition of revenue. Upon completion of the performance obligation that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At March 31, 2022 and December 31, 2021, the Company had deferred revenue of $648,286 and $11,100, respectively.

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$1,173,352	95%	$-	0%
Installation services	48,490	4%	-	0%
Clean air technology products	12,725	1%	151,392	100%
Total Revenues	$1,234,567	100%	$151,392	100%

The Company had the following sales concentrations at March 31, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Three Months Ended March 31,
Customer	2022	2021
A	35%	0%
B	22%	0%
C	16%	0%
Total	73%	0%

Cost of Sales

Cost of sales primarily consists of product sales, purchased supplies, materials and overhead.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2022 and 2021, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $13,040 and $0 in marketing and advertising costs during the three months ended March 31, 2022 and 2021.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Stock Warrants

In connection with certain financing (debt or equity), consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of warrants issued for compensation using the Black-Scholes option pricing model as of the measurement date. However, for warrants issued that meet the definition of a derivative liability, fair value is determined based upon the use of a binomial pricing model.

Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value and expensed over the requisite service period or at the date of issuance if there is not a service period.

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The following potentially dilutive equity securities outstanding as of March 31, 2022 were as follows:

March 31,2022
Series A, preferred stock (1)	287,500,000
Series B, preferred stock (2)	6,839,982,000
Series C, preferred stock (3)	1,000,000
Convertible notes and related accrued interest (4)	886,455,655
Warrants (5)	1,932,113,095
Total	9,947,050,750

1 –	Each share converts into 50 shares of common stock.

2 –	Each share converts into 1,000 shares of common stock.

3 –	Each share converts into 1 share of common stock.

4 -	Certain notes have exercise prices that have a discount to market and cause variability into the potential amount of common stock equivalents outstanding at each reporting period. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

5 -	Represents those that are vested and exercisable.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Based on the potential common stock equivalents noted above at March 31, 2022, and the potential variability in stock prices, which directly affect the Company’s ability to determine if it has sufficient shares to settle all possible debt or equity conversions, the Company has determined that it does not have sufficient authorized shares of common stock (1,000,000,000) to settle any potential exercises of common stock equivalents.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

We adopted this pronouncement on January 1, 2022; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 will have a material effect, if any, on its consolidated financial statements.

Note 3 - Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2022, the Company had:

●	Net loss of $1,718,285; and
●	Net cash used in operations was $1,337,343

Additionally, at March 31, 2022, the Company had:

●	Accumulated deficit of $21,963,430
●	Stockholders’ equity of $65,241; and
●	Working capital deficit of $499,223

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $64,849 at March 31, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities (debt or equity),
●	Continue to execute on our strategic planning while increasing operational efficiency,
●	Continuing to explore and execute prospective partnering or distribution opportunities; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

Note 4 – Loan Receivable – Related Party

During 2021, the Company has advanced funds to an affiliate of the Company’s Chief Executive Officer to pay for corporate operating expenses. The Company expects to receive repayment in 2022.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

The following is a summary of the Company’s advances – related party is as follows:

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2020	$-
Advances	53,732
Balance - December 31, 2021	53,732
Advances	525
Balance - March 31, 2022	$54,257

Note 5 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	March 31, 2022	December 31, 2021	Lives (Years)

Leasehold Improvements	$178,278	$-	40
Vehicles	64,563	-	5 - 10
Furniture	19,595	-	10
Equipment	5,000	-	5
Computer	1,181	-	5
	268,617	-
Accumulated depreciation	126,256	-
Total property and equipment - net	$142,361	$-

Depreciation expense for the three months ended March 31, 2022 and 2021, was $579 and $0, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the acquisition of SST on February 28, 2022, the Company acquired property and equipment with a net carrying amount of $142,940.

See Note 9.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Note 6 – Investments

The Company’s marketable securities consist of investments in equity securities. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis. The Company reviews marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The changes in the fair value of these securities are recognized in current period earnings in accordance with ASC 825.

During the year ended December 31, 2019, the Company issued 400,000 share of preferred class B stock in exchange for 210,000,000 shares of Peer-to-Peer Inc (PTOP). The shares were valued at the market price of $0.0023 per share, or $483,000, at the acquisition date. The shares are valued at the market price at December 31, 2021 of $0.00070 and per share for a total investment of $147,000.

During the year ended December 31, 2019, the Company received 1,000,000 shares of KANAB CORP. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0122 per share or $12,220 at the acquisition date. On July 31, 2021, the Company transferred the shares to Himalaya Technologies Inc (HMLA) for 150,000 shares of the preferred B stock in HMLA. The Company valued the investment of HMLA and the carrying value of KANAB CORP at the time the shares were exchanged. The fair value at December 31, 2021 for HMLA is $12,220. HMLA is a related party as it has common officers and control.

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

In 2021, the Company’s Chief Executive Officer assigned his investment brokerage account with Interactive Brokers to the Company. The Company subsequently invested $1,007,500 into the account. The investments in the account are marketable equity securities.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

The following is a summary of the Company’s investments at March 31, 2022 and December 31, 2021.

March 31, 2022
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options and warrants	Various	Various	Various	$371,599	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock	2021	150,000	$0.08	12,220	2
Peer to Peer, Inc. (PTOP)	Common stock	2019	210,000,000	$0.0004	84,000	3
GenBio	Private company	2021 and 2022	50,000	$1.00	50,000	4
					$517,819

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of Kanab Corp for 150,000 shares of Series B, preferred stock in HMLA. Our CEO is also the CEO of HMLA.
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2022, the Company purchased 25,000 shares of GenBio for $25,000 ($1/share)

March 31, 2022
Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketbale securities	$807,463	$-	$(289,644)	517,819

December 31, 2021
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options and warrants	Various	Various	Various	$581,243	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock	2021	150,000	$0.08	12,220	2
Peer to Peer, Inc. (PTOP)	Common stock	2019	210,000,000	$0.0007	147,000	3
GenBio	Private company	2021	25,000	$1.00	25,000	4
					$765,463

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of Kanab Corp for 150,000 shares of Series B, preferred stock in HMLA. Our CEO is also the CEO of HMLA.
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2021, the Company purchased 25,000 shares of GenBio for $25,000 ($1/share)

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

December 31, 2021
Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketbale securities	$1,200,500	$-	$(435,037)	765,463

Note 7 – Debt

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at March 31, 2022 and December 31, 2021, respectively:

Convertible Notes Payable

The Company executed several convertible notes with various lenders as follows:

Convertible Notes Payable
	GS Capital	PowerUp Lending	Sixth Street Lending	Various

Issuance Dates of Convertible Notes	June 2021 - January 2022	September 2021	October 2021 - January 2022	2019 - 2020
Maturity Dates of Convertible Notes	April 2022 - January 2023	September 2022	October 2022 - January 2023	2019 - 2021
Interest Rate	10%	12%	12%	10% - 12%
Default Interest Rate	24%	22%	22%	22%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion Rate	$0.001 or 60% of the average of the two (2) lowest prices in the prior 20 day period	61% of the average of the two (2) lowest prices in the prior 20 day period	61% of the average of the two (2) lowest prices in the prior 20 day period

	GS Capital	PowerUp Lending	Sixth Street Lending	Various	Total

Balance - December 31, 2020	$-	$-	$-	$226,186	$226,186
Debt converted to common stock	-	-	-	(483,436)	(483,436)
Proceeds from issuance of notes	380,000	43,750	78,750	372,250	874,750
Prepayment of convertible note in cash	-	-	-	(115,000)	(115,000)
	$380,000	$43,750	$78,750	$-	$502,500
Less: unamortized debt discount	-	-	-		(413,195)
Balance - December 31, 2021					$89,305

Balance - December 31, 2021	$380,000	$43,750	$78,750	$-	$502,500
Proceeds from issuance of notes	220,000	-	43,750	-	263,750
Conversion of debt to common stock	(55,000)	(43,750)	-	-	(98,750)
	545,000	-	122,500	-	667,500
Less: unamortized debt discount					(284,270)
Balance - March 31, 2022					$383,230

During the year ended December 31, 2021, third-party lenders converted $2,822,118 of principal, interest and penalties into 1,396,567,128 shares of common stock. This resulted in a loss on debt extinguishment of $475,199.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Convertible Note Payable – Related Party

In March 2022, the Chief Executive Officer of SST advanced funds to the Company as follows:

Convertible Debt
Related Party

Issuance Date of Convertible Note	March 31, 2022
Maturity Date of Convertible Note	September 30, 2022
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	1
Conversion Rate	2

Balance - December 31, 2021	$-
Proceeds from issuance of note	$195,000
Balance - March 31, 2022	$195,000

1	200,000 shares of Series B, Preferred Stock
2	Converts into Series B, preferred stock at $1/share ($0.001/share in common stock - 1,000 ratio)

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $200,073.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Loans payable - related parties is as follows:

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
	Related Party	Related Party	Related Party	Total

Issuance Date of Loan	Various	Various	Various
Maturity Date of Convertible Note	Due on Demand	Due on Demand	Due on Demand
Interest Rate	0.00%	0.00%	0.00%
Default Interest Rate	0.00%	0.00%	0.00%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	None	None	None

Balance - December 31, 2020	$-	$3,574	$-	$3,574
Proceeds from advances	-	1,594	17,546	19,140
Balance - December 31, 2021	-	5,168	17,546	22,714
Debt acquired in SST acquisition	200,073	-	-	200,073
Repayments	(182,318)	-	(7,401)	(189,719)
Balance - March 31, 2022	$17,755	$5,168	$10,145	$33,068

1 -	reflects activity related to the Company’s current Chief Executive Officer of SST.
2 -	reflects activity related to the Company’s former Chief Executive Officer of FOMO.
3 -	reflects activity related to the Company’s current Chief Executive Officer of FOMO.

Accounts Receivable Credit Facility

The Company, in connection with the acquisition of SST, assumed an accounts receivable credit facility.

On February 28, 2022, SST entered into a revolving accounts receivable and term loan financing and security agreement in the aggregate amount of $1,000,000 (subject to adjustment by the lender). The financing provides for advances up to $1,000,000, based upon 85% of eligible accounts receivable (as defined in the agreement) and subject to adjustment at the discretion of the lender.

The Facility is paid for from the collections of accounts receivable and is secured by all assets of SST. The AR Facility has an interest rate of the lesser of (a) maximum rate allowed by law and (b) prime plus 5.25%. The minimum rate of interest is 11.50%.

The lender charges the following fees:

1.	2% commitment fee for the establishment of the facility (1% due at funding and 1% due on February 28, 2023); and
2.	Monitoring fee of 0.40% of the outstanding credit facility at the end of each month

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

The Company is subject to financial covenants (unless waived by lender) as follows:

1.	Debt service coverage ratio of 1.25 to 1,
2.	Fixed charge coverage ratio of 1.25 to1; and
3.	Tangible net worth of $350,000

At March 31, 2022, the Company is in default on the financial covenants noted above, however, the lender has not exercised its rights of default. The Company and the lender continue to operate under the terms of the agreement without disruption.

The Company and its subsidiaries are guarantors of this Agreement.

Accounts receivable credit facility is as follows:

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2021	$-
Proceed from drawdowns	1,000,000
Repayments	(40,232)
Balance - March 31, 2022	$959,768

Note 8 – Derivative Liabilities

Certain of the above convertible notes contained an embedded conversion option with a conversion price that could result in issuing an undeterminable amount of future common stock to settle the host contract. Accordingly, the embedded conversion option is required to be bifurcated from the host instrument (convertible note) and treated as a liability, which is calculated at fair value, and marked to market at each reporting period.

Additionally, the Company has accounted for certain outstanding warrants (those issued with the above debt) as derivative liabilities as there is an insufficient amount of authorized common stock to settle all potential conversions.

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021

Exercise price	$0.0001 - $0.01	$0.0001 - $0.01
Expected volatility	184% - 377%	384%
Risk-free interest rate	0.73% - 2.45%	0.10%
Expected term (in years)	0.42 - 3.00	3.00 - 5.00
Expected dividend rate	0%	0%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at March 31, 2022 and December 31, 2021:

	Convertible Debt	Warrants	Total
Derivative liabilities - December 31, 2020	$834,230	$-	$834,230
Fair value - commitment date	1,753,013	2,064,665	3,817,678
Fair value - mark to market adjustment	(393,465)	(1,289,422)	(1,682,887)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	(1,863,484)	-	(1,863,484)
Derivative liabilities - December 31, 2021	330,294	775,243	1,105,537
Fair value - commitment date	66,943	12,100	79,043
Fair value - mark to market adjustment	19,033	(16,317)	2,716
Gain on debt extinguishment (derivative liabilities – convertible debt)	(100,693)	-	(100,693)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	-	(325,000)	(325,000)
Derivative liabilities - March 31, 2022	$315,577	$446,026	$761,603

Changes in fair value of derivative liabilities (mark to market adjustment) are included in other income (expense) in the accompanying consolidated statements of operations.

In 2022 and 2021, in connection with the conversion of certain debt and warrants, the corresponding derivative liabilities were market to market on the conversion date and the remaining derivative liability balance was reclassified to gain on debt extinguishment for derivative liabilities related to debt and to additional paid-in capital for derivative liabilities classified as warrants.

Note 9 – Acquisition and Pro Forma Financial Information

Acquisitions for the Three Months Ended March 31, 2022

On February 28, 2022, the Company issued 1,000,000 shares of Class B, convertible preferred stock (convertible into 1,000,000,000 shares of common stock) having a fair value of $700,000 ($0.0007/share), based upon the quoted closing trading price on the acquisition date, in exchange for 100% of the issued and outstanding member ownership interests held by SST, in a transaction treated as a business combination. With the acquisition, the Company entered the audio-visual systems integration business that designs and builds presentation, teleconferencing and collaborative systems for businesses, education and nonprofits.

The valuation of the consideration was determined on an as converted basis by multiplying the Series B preferred shares by the conversion rate of 1,000 shares of common stock for each one (1) share of Series B preferred stock held, then multiplying by the quoted closing trading price of the common stock.

We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of assets acquired and liabilities assumed. The allocation of the purchase price consideration is considered preliminary as of March 31, 2022, with the excess purchase price allocated to goodwill and is subject to change. We expect to finalize the allocation of purchase price as soon as possible, but no later than one year from the acquisition date.

The acquisition of SST was reflected in the accompanying consolidated financial statements at March 31, 2022, the results of operations and cash flows are included in the consolidated financial statements as of and from the acquisition date.

The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Consideration
Series B, preferred stock issued on February 28, 2022 (1,000,000 shares) (1)	$700,000

Fair value of consideration transferred	700,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	218,640
Accounts receivable	608,121
Inventory	1,444,624
Property and equipment	142,940
Operating lease - right-of-use asset	345,229
Total assets acquired	2,759,554

Accounts payable and accrued expenses	814,235
Contract liabilities (deferred revenue)	840,637
Loan payable - related party	200,073
Note payable - government - SBA	150,000
Notes payable	516,234
Operating lease liability	345,229
Total liabilities assumed	2,866,408

Total net liabilities assumed	(106,854)

Goodwill in purchase of Smart Solution Technologies, Inc.	$806,854

(1)	Fair value of common stock was determined based upon the quoted closing trading price on date of issuance on as-converted basis to common stock.

In connection with the purchase of SST, $50,000 was paid as a broker fee. This amount has been included in the consolidated statements of operations as a component of general and administrative expenses. There were no other additional transaction costs incurred.

The goodwill of $806,854 is primarily related to factors such as synergies and market share.

Goodwill is not deductible for tax purposes.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Supplemental Pro Forma Information (Unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if the transaction had occurred on January 1, 2021.

This proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time:

Year Ended
December 31, 2021

Revenues	$3,529,079

Net loss	$(12,340,554)

Loss per share - basic	$(0.00)

Loss per share - diluted	$(0.00)

Weighted average number of shares - basic	16,511,004,083

Weighted average number of shares - diluted	16,511,004,083

The weighted average shares assume the as-converted amount to common stock .

Acquisitions for the Year Ended December 31, 2021

On October 19, 2020, the Company acquired 100% of the member interests of IAQ Technologies LLC (formerly known as Purge Virus, LLC) for consideration of 2,000,000 Series B Preferred Shares, having a fair value of $800,000. As a result of the acquisition, the Company recognized intangible assets of $225,000 and Goodwill of $596,906. The intangible assets were being amortized over their useful lives, ranging from 3 to 10 years. In October of 2021, the Company changed its name to IAQ Technologies LLC (IAQ). At December 31, 2021 it was determined by management to write off the value of the assets due to lack of business generated resulting in impairment of $803,156.

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

These acquisitions were treated as business combinations and the Company recorded the fair value of the assets acquired.

The table below summarizes preliminary estimated fair value of the assets acquired at the effective acquisition date.

	EIC	iLed
Consideration
Series B, preferred stock (125,000 shares)	$1,250,000	$-
Series B, preferred stock (250,000 shares)	-	3,300,000
Warrants (50,000,000)	229,121	-
Fair value of consideration transferred	$1,479,121	$3,300,000

Recognized amounts of identifiable assets acquired:

Website	259,000	261,600
Tradename	505,600	2,157,800
Software	401,000	-
Total assets acquired	1,165,600	2,419,400

Goodwill	$313,521	$880,600

Supplemental Pro Forma Information (Unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisitions as if the transactions had occurred on January 1, 2021.

This proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time:

Year Ended
December 31, 2021

Revenues	$890,075

Net loss	$(8,501,417)

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Note 10 – Commitments and Contingencies

Right-of-Use Operating Lease

On February 28, 2022, in connection with the acquisition of SST, the Company assumed a Right-of-Use (“ROU”) operating lease for its office space. The lease is for an initial term of five (5) years at $7,000 per month. There are no stated renewal terms. There were no other ROU leases in effect prior to the acquisition of SST

At March 31, 2022, the Company has no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2022:

March 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$333,721

Liabilities

Operating lease liability	$335,801

Weighted-average remaining lease term (years)	4.92

Weighted-average discount rate	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$11,508
Lease liability expense in connection with obligation repayment	4,572
Total operating lease costs	$16,079

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$9,428
Right-of-use asset obtained in exchange for new operating lease liability	$345,229

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2022:

2022 (9 Months)	$63,000
2023	84,000
2024	84,000
2025	84,000
2026	84,000
2027	7,000
Total undiscounted cash flows	406,000
Less: amount representing interest	(70,199)
Present value of operating lease liability	335,801
Less: current portion of operating lease liability	(59,278)
Long-term operating lease liability	$276,523

Note 11– Stockholders’ Deficit

At March 31, 2022 and December 31, 2021, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	78,000,000 shares authorized
-	5,750,000 and 5,750,000 shares designated, issued and outstanding at March 31, 2022 and December 31, 2021, respectively
-	Stated value - none
-	Par value - $0.0001
-	Conversion – each share of Class A converts into 50 shares of common stock (287,500,000 and 287,500,000 equivalent shares of common stock, at March 31, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 50 votes for each share held (287,500,000 and 287,500,000 votes, at March 31, 2022 and December 31, 2021, respectively)
-	Dividends – if declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	6,839,982 and 5,249,982 shares designated, issued and outstanding at March 31, 2022 and December 31, 2021, respectively
-	Stated value - none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (6,839,982,000 and 5,249,982,000 equivalent shares of common stock, at March 31, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (6,839,982,000 and 5,249,982,000 votes, at March 31, 2022 and December 31, 2021, respectively)
-	Dividends – if declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at March 31, 2022 and December 31, 2021, respectively
-	Stated value - none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at March 31, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 1 vote for each share held (1,000,000 and 1,000,000 votes, at March 31, 2022 and December 31, 2021, respectively)
-	Dividends – if declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Common Stock

-	20,000,000,000 shares authorized
-	No par value
-	Voting at 1 vote per share

Equity Transactions for the Three Months Ended March 31, 2022

Stock Issued for Cashless Exercise of Warrants

The Company issued 437,500,000 shares of common stock in exchange for the cashless exercise of 500,000,000 warrants. The net effect on stockholders’ equity was $0.

Stock Issued for Services – Class B, Preferred Stock

The Company issued 650,000 shares of common stock for services rendered, having a fair value of $535,000 ($0.0008 - $0.0009/share), based upon the quoted closing trading price of the Company’s common stock, on an as-converted basis of 1,000 shares of common stock for each share of Class B, preferred stock.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Acquisition of SST

On February 28, 2022, the Company issued 1,000,000 shares of Series B preferred stock (1,000,000,000 as converted common stock) having a fair value of $700,000 ($0.0007/share), based upon the quoted closing trading price on the acquisition date, in exchange for 100% of the issued and outstanding member ownership interests held by SST, in a transaction treated as a business combination.

See Note 9.

Stock Issued from Conversion of Convertible Debt and Loss on Debt Extinguishment

The Company issued 301,448,152 shares of common stock in connection with the conversion of convertible debt (which had embedded derivative liabilities) and accrued interest totalling $104,368, having a fair value of $310,059 ($0.0007 - $0.0015/share), based upon the quoted closing trading price on the date of conversion/extinguishment. As a result of the debt conversion, the Company recognized a loss on debt extinguishment of $205,691.

Conversion of Class B Preferred Stock to Common Stock

The Company issued 60,000,000 shares of common stock in connection with the conversion of 60,000 shares of Class B preferred stock. The transaction had a net effect of $0 on stockholders’ deficit.

Equity Transactions for the Year Ended December 31, 2021

Stock Issued from Conversion of Convertible Debt

The Company issued 1,396,567,128 shares of common stock in connection with the conversion of convertible debt and accrued interest totaling $2,882,118. As a result of the debt conversion, the Company recognized a loss on debt extinguishment of $475,199.

Stock Issued for Loan Costs

The Company issued 10,000,000 shares of common stock for loan costs totaling $20,000.

Stock Issued for Cash – Common Stock

The Company issued 527,500,000 shares of common stock for $1,000,000.

Stock Issued for Cash – Class A, Preferred Stock

The Company issued 2,750,000 shares of Class A preferred stock for $275,000.

Stock Issued as a Non-Refundable Deposit to Acquire

The Company issued 175,000 shares of Class B preferred stock having a fair value of $449,279. The acquisition was cancelled in 2021, and the Company recorded a loss on cancellation of $449,279.

Stock Issued to Acquire Assets of Businesses

The Company issued 375,000 shares of Class B preferred stock having a fair value of $4,550,000 in connection with the acquisitions of EIC and iLed. See Note 9.

Stock Issued for Services – Class B Preferred Stock

The Company issued 571,167 shares of Class B preferred stock for services rendered, having a fair value of $1,766,014.

Conversion of Class B Preferred Stock to Common Stock

The Company issued 335,000,000 shares of common stock in connection with the conversion of 335,000 shares of Class B preferred stock. The transaction had a net effect of $0 on stockholders’ deficit.

Stock Issued for Services – Common Stock

The Company issued 195,321,508 shares of common stock for services rendered, having a fair value of $556,664.

Cancellation of Common Stock Issuable

The Company cancelled 125,000 shares of common stock issuable from 2020, having a fair value of $125,000.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Note 12 – Warrants

Warrant activity for the three months ended March 31, 2022 and the year ended December 31, 2021 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - December 31, 2020	713,571,428	$0.0011	2.92	$149,500
Granted	1,288,541,667	$0.0018	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000
Exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000

Outstanding - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000
Exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000
Granted	430,000,000	$0.0013	-	-
Exercised	(500,000,000)	$0.0001	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - March 31, 2022	1,932,113,095	$0.0019	2.21	$150,000
Exercisable - March 31, 2022	1,932,113,095	$0.0019	2.21	$150,000

Warrant Transactions for the Three Months Ended March 31, 2022

Convertible Debt Issuances

In connection with convertible debt issued to various lenders, the Company granted 110,000,000, three-year (3) warrants. These warrants have an exercise price of $0.0001. See Note 7 for derivative liabilities and related mark to market accounting.

Employee Compensation

Concurrent with the acquisition of SST, the Company granted 300,000,000, three-year (3) warrants to employees of SST for services rendered.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

The fair value of these services rendered was $209,713, based upon the following weighted average assumptions:

Exercise price	$0.001
Expected volatility	375%
Risk-free interest rate	1.62%
Expected term (in years)	3.00
Expected dividend rate	0%

Board Advisory Compensation – Related Party

The Company granted 20,000,000, three-year (3) warrants to a board director for services rendered.

The fair value of these services rendered was $13,981, based upon the following weighted average assumptions:

Exercise price	$0.001
Expected volatility	374%
Risk-free interest rate	1.76%
Expected term (in years)	3.00
Expected dividend rate	0%

Cashless Exercise of Warrants

The Company issued 437,500,000 shares of common stock in connection with a cashless exercise of 500,000,000 warrants. The net effect on stockholders’ equity was $0.

Warrant Transactions for the Year Ended December 31, 2021

Convertible Debt Issuances

In connection with convertible debt issued to various lenders, the Company granted 1,108,541,667 three-year (3) warrants. These warrants have an exercise price of $0.0001. See Note 7 for derivative liabilities and related mark to market accounting.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED

Employee Compensation

The Company granted 180,000,000, three-year (3) warrants to various employees for services rendered.

The fair value of these services rendered was $997,637, based upon the following weighted average assumptions:

Exercise price	$0.002
Expected volatility	384%
Risk-free interest rate	0.00%
Expected term (in years)	3.00
Expected dividend rate	0%

Note 13 – Subsequent Events

Subsequent to March 31, 2022, the Company had the following transactions:

Loan Payable

Effective April 1, 2022, the Company executed a merchant loan for $266,000. The Company paid $4,000 in related debt costs and received net proceeds of $196,000. The Company is required to make 52 weekly payments of $5,116. The Company is current with all payments.

Convertible Note Payable

In April 2022, we executed a one-year (1) convertible note payable with an existing lender (GPL) for $115,000. The terms of the note contained an original issue discount of $10,000 and payment of legal fees of $5,000, resulting in net proceeds of $100,000. The note was convertible at 60% of the lowest trading price twenty (20) days prior to conversion. The note was unsecured. The note bears interest at 10% and has a default rate of interest of 24%. In addition to the note, the lender also received 55,000,000 three-year (3) warrants, exercisable at $0.0012/share. The convertible note (embedded conversion feature) and warrants are treated as derivative liabilities.

Convertible Note Payable – Modification

On April 19, 2022, the Company modified the terms of a loan it had with GS Capital for $325,000. The note retained all terms of the initial debt agreement, however, the maturity date was extended from April 19, 2022 to October 19, 2022. The note, along with accrued interest of $16,206, resulted in the issuance of a new convertible note for $341,206.

The modification of the maturity date did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges. The Company determined that the exchange should be treated as a debt modification prospectively. The Company accounted for this transaction as a debt modification and did not incur any gain or loss relating to the modification. The debt modification did not meet the greater than ten percent test and was deemed not substantial.

Cashless Exercise of Warrants

In May 2022, the Company issued 208,333,333 shares of common stock in connection with a cashless exercise of 250,000,000 warrants. The net effect on stockholders’ equity was $0.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q to “the Company,” “FOMO,” “us,” “we,” “our,” and similar terms refer to FOMO Corp. and its subsidiaries.

Cautionary Note Regarding Forward- Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and management cannot assure any reader that such statements will be realized, or the forward-looking events and circumstances will in fact occur. The Company’s actual results may differ materially from those anticipated, estimated, projected or expected by management.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Company Overview

General

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

As a result of the growth in remote learning, as a result of the COVID-19 pandemic and otherwise, SST is currently experiencing a significant increase in orders and sales and a growth in backlog. Since the closing of the acquisition, FOMO Corp. has secured approximately $600,000 in debt and convertible debt financing to support SST’s fulfillment of additional orders and reduction of its backlog.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the three months ended March 31, 2022 and 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, uncertain tax positions, and the valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

●	Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 - Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3 - Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of re fair values.

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At March 31, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on the best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable and perform ongoing credit evaluations of customers and maintain an allowance for potential bad debts if required.

It is determined whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance, as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate the collectability of receivables.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory consists of finished products purchased from third-party suppliers. The Company’s inventory primarily consists of Smart Boards which are sold by SST.

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the specific identification method for finished goods. Management compares the cost of inventory with the net realizable value and, if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions. Generally, the Company only keeps inventory on hand for sales made and in which a deposit has been received.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2022 and December 31, 2021, which consist of convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. The Company uses a binomial pricing model to determine fair value of these instruments.

Upon conversion or repayment of a debt instrument in exchange for shares of common stock, where the embedded conversion option has been bifurcated and accounted for as a derivative liability (generally convertible debt and warrants), the Company records the shares of common stock at fair value, relieves all related debt, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment. In connection with the debt extinguishment, the Company typically records an increase to additional paid-in capital for any remaining liability balance.

Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of the revenue when, or as, performance obligations are satisfied

Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2022 and 2021, contained a significant financing component.

Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

When determining revenues, no significant judgements or assumptions are required. For all transactions, the sales price is fixed and determinable (no variable consideration). All consideration from contracts is included in the transaction price. The Company’s contracts all contain single performance obligations.

For our contracts with customers, payment terms generally range from advance payments prior to product delivery and/or installation to certain cases where payment is due within 30 days from job completion. The timing of satisfying our performance obligations does not vary significantly from the typical timing of payment.

For each revenue stream we do not offer any returns, refunds or warranties, and no arrangements are cancellable. However, the Company acts as a reseller of warranties for its Smart Boards, which are serviced by the manufacturer, and in some cases requires SST to perform warranty related services.

Sales taxes and other similar taxes are excluded from revenue.

Smart Boards and Installation Services

Smart Boards are sold to customers and may require an upfront deposit. The Company also installs its Smart Boards in connection with the sale. All revenue is recognized at a point in time upon completion of any installation, which typically occurs withing thirty (30) days of delivering the product.

Installation Services

Certain customers contract with the Company to perform installation only services where they have acquired products from a different company/seller. All revenue is recognized at a point in time upon completion of any installation.

Clean Air Technology

All sales are recognized upon delivery of products to the customer.

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of a performance obligation and recognition of revenue. Upon completion of the performance obligation that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black- Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

Basic and Diluted Earnings (Loss) per Share

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We adopted this pronouncement on January 1, 2022; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 will have a material effect, if any, on its consolidated financial statements.

Results of Operations

Three months ended March 31, 2022 as compared to three months ended March 31, 2021

Sales. During the three months ended March 31, 2022 and 2021, the Company had $1,234,567 and $151,392 in sales, respectively. The increase from the 2021 quarter to the 2022 quarter was $1,083,175 (715%). Sales for the 2022 quarter included one month of SST’s operations, which resulted in the increase from the 2021quarter.

Cost of Sales. During the three months ended March 31, 2022 and 2021, the Company incurred $1,068,640 and $132,221 in cost of sales, respectively. The increase from the 2021 quarter to the 2022 quarter was $936,419 (708%). Cost of sales include product sales and payroll. Cost of sales for the 2022 quarter included one month of SST’s operations, which resulted in the increase from the 2021 quarter.

Gross Profit. Gross profit expressed as a percentage of sales for the three months ended March 31, 2022 was 13%, which was relatively unchanged from 13% for the three months ended March 31, 2021.

General and Administrative Expenses. During the three months ended March 31, 2022 and 2021, the Company incurred general and administrative expenses of $1,206,091 and $589,785, respectively, consisting primarily of salaries and professional fees. The increase from the 2021 quarter to the 2022 quarter was $616,306 (104%). General and administrative expenses for the 2022 quarter included one month of SST’s operations, which resulted in the increase from the 2021 quarter.

Other Income (Expense). For the three months ended March 31, 2022 and 2021, the Company reflected other expense – net of $678,121 and $1,818,616, respectively. The decrease from the prior period was $1,140,495 (63%).

For the quarter ended March 31, 2022, other income (expenses) consisted of interest expense of $62,795, amortization of debt discount of $205,776, change in fair value of derivative liabilities of $2,716, derivative expense of $12,192, loss on debt extinguishment of $205,691, gain on debt extinguishment of $100,693 and change in fair value of marketable securities of $289,644.

For the quarter ended March 31, 2021, other income (expenses) consisted of interest expense of $211,312, change in fair value of derivative liabilities of $1,375,374 and loss on debt extinguishment of $231,930.

Net Loss. For the three months ended March 31, 2022, operating losses combined with non-operating expenses of $678,121 resulted in net loss of $(1,718,285).

For the three months ended March 31, 2021, operating losses combined with non-operating expense of $1,818,616, resulted in a net loss of ($2,389,230).

The decrease in net loss from the 2021 quarter to the 2022 quarter was a result in the increase in sales as a result of the acquisition of SST on February 28, 2022 and the inclusion of one month of SST’s operations in the 2022 quarter.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of March 31, 2022. The unaudited consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2022, the Company had:

●	a net loss of $1,718,285; and
●	net cash used in operations of $780,363.

Additionally, at March 31, 2022, the Company had:

●	an accumulated deficit of $21,963,430;
●	stockholders’ equity of $65,241; and
●	a working capital deficit of $499,223.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the three months ended March 31, 2022 and 2021, the Company reflected net cash used in operating activities of $1,337,343 and $348,225, respectively, an increase of $989,118 (284%). Operating activities primarily consist of stock-based compensation, warrants issued for services, change in fair value of derivative liabilities, loss on debt extinguishment, gain on debt extinguishment, change in fair value of marketable equity securities accounts receivable, inventory, accounts payable and accrued expenses and deferred revenues.

Investing Activities

For the three months ended March 31, 2022 and 2021, the Company reflected net cash provided by investing activities of $755,403 and $0; primarily consisting of cash acquired in acquisition of SST and purchases of securities - net of proceeds from sales of securities.

Financing Activities

For the three months ended March 31, 2022 and 2021, the Company reflected net cash provided by financing activities of $552,565 and $605,158, respectively, a decrease of $52,593 (9%). Financing activities primarily consisted of proceeds and repayments from debt, drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

During the three months ended March 31, 2022, the Company received $253,750 of borrowed funds from non-related parties through the sale of convertible notes payable, $1,000,000 in an asset backed loan against the accounts receivable of SST and $195,000 loan from a related party (CEO of SST).

In addition, during this period the Company issued 301,448,152 shares of common stock to lenders for conversions of $104,367 of principal and interest related to third-party debt. The Company issued 650,000 shares of common stock for services rendered, having a fair value of $535,000 ($0.0008 - $0.0009/share), based upon the quoted closing trading price of the Company’s common stock, on an as-converted basis of 1,000 shares of common stock for each share of Class B, preferred stock.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $64,849 at March 31, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities (debt or equity),
●	Continue to execute on our strategic planning while increasing operational efficiency,
●	Continuing to explore and execute prospective partnering or distribution opportunities; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our clean air and audio/visual businesses. However, we do not expect and have already generating revenues from our operations for the audio/visual business. Consequently, our dependence on the proceeds from future debt or equity investments will be used to implement our business plan of expanding our business through mergers and acquisition and expanding revenues through growing sales in the clean air and audio/visual businesses. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may be unavailable in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Contractual Obligations and Commitments

The Company had a material change in contractual obligations related to its right-of-use operating lease, which was acquired in March 2022. There were no commitments at December 31, 2021 as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

Delinquent Loans

The Company is not in default on any of its debt arrangements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management has determined that, as of March 31, 2022, the Company’s disclosure controls are not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, including the following:

● The Company lacks segregation of duties similar to other companies our size

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report on Form 10-Q, our President and Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are not effective in timely alerting them to material information relating to FOMO CORP. required to be included in our Exchange Act filings.

Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Section 302 Sarbanes-Oxley Act Certification

32.1	Section 906 Sarbanes-Oxley Act Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOMO Corp

Date: July 11, 2022	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive. Financial and Accounting Officer)

