Form 10-Q
period 2022-06-30
FOMO CORP.
filed 2022-08-15
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 8,185,213,242 shares of common stock, no par value, of the Registrant issued and outstanding as of August 12, 2022.

FOMO CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOMO CORP.

FOMO CORP. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
	(Unaudited)

Assets

Current Assets
Cash	$233,688	$94,224
Accounts receivable - net	1,270,215	36,790
Loan receivable - related party	56,996	53,732
Inventory - net	725,265	8,114
Prepaids and other	8,741	223
Total Current Assets	2,294,905	193,083

Property and equipment - net	140,626	-

Operating lease - right-of-use asset	316,460	-

Goodwill	806,854	-

Investments	228,427	765,463

Total Assets	$3,787,272	$958,546

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$946,358	$40,117
Operating lease liability	60,472	-
Convertible notes payable - net	546,353	89,305
Convertible note payable - related party - net	162,755	-
Loan payable - related parties	9,109	22,714
Loans payable - other	204,608	-
Deferred revenue	825,340	11,100
Derivative liabilities	958,406	1,105,537
Total Current Liabilities	3,713,401	1,268,773

Long Term Liabilities
Operating lease liability	260,950	-
Accounts receivable credit facility	732,432	-
Total Long-Term Liabilities	993,382	-

Total Liabilities	4,706,783	1,268,773

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, Class A, $0.0001 par value, 1,000,000 shares designated, 5,750,000 and 5,750,000 shares issued and outstanding, respectively	575	575
Preferred stock, Class B, $0.0001 par value, 7,000,000 shares designated, 6,839,982 and 5,249,982 shares issued and outstanding, respectively	684	525
Preferred stock, Class C, $0.0001 par value, 2,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common stock, no par value, 1,000,000,000 shares authorized 8,185,213,242 and 7,177,931,757 shares issued and outstanding, respectively	8,941,835	8,631,776
Additional paid-in capital	13,185,477	11,301,942
Accumulated deficit	(23,048,182)	(20,245,145)
Total Stockholders’ Equity (Deficit)	(919,511)	(310,227)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,787,272	$958,546

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO CORP. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Sales - net	$2,646,008	$84,661	$3,880,576	$256,863

Cost of sales	2,440,520	65,286	3,509,160	197,506

Gross profit	205,488	19,375	371,416	59,357

General and administrative expenses	458,351	359,853	1,664,444	1,416,071

Loss from operations	(252,863)	(340,478)	(1,293,028)	(1,356,714)

Other income (expense)
Interest expense	(198,776)	-	(261,571)	234,310
Amortization of debt discount	(146,917)	-	(352,692)	-
Change in fair value of derivative liabilities	(14,109)	1,800,000	(16,825)	424,626
Derivative expense	(182,694)	-	(194,887)	-
Gain on debt extinguishment (derivative liabilities - convertible debt)	-	-	100,693	-
Gain (loss) on debt extinguishment	-	-	(205,691)	(231,930)
Change in fair value of marketable equity securities	(289,393)	-	(579,036)	-
Gain on debt forgiveness	-	11,593	-	11,593
Loss on investment	-	(288,406)	-	(288,406)
Total other income (expense) - net	(831,889)	1,523,187	(1,510,009)	150,193

Net income (loss)	$(1,084,752)	$1,182,709	$(2,803,037)	$(1,206,521)

Income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	8,105,085,037	5,578,818,213	7,776,910,177	5,653,234,527

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO Corp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2022

(Unaudited)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2021	5,750,000	$575	5,249,982	$525	1,000,000	$100	7,177,931,757	$8,631,776	$11,301,942	$(20,245,145)	$(310,227)

Issuance of stock in cashless exercise of warrants	-	-	-	-	-	-	437,500,000	-	-	-	-

Issuance of stock for services	-	-	650,000	65	-	-	-	-	534,935	-	535,000

Acquisition of Smart Solutions Technologies, Inc. - net of broker fees	-	-	1,000,000	100	-	-	-	-	699,900	-	700,000

Issuance of stock in conversion of debt and accrued interest	-	-	-	-	-	-	301,448,152	310,059	-	-	310,059

Conversion of Series B preferred stock into common stock	-	-	(60,000)	(6)	-	-	60,000,000	-	6	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	209,713	-	209,713

Warrants issued for services - related party	-	-	-	-	-	-	-	-	13,981	-	13,981

Reclassification of financial instruments that ceased to be derivative liabilities (warrants)	-	-	-	-	-	-	-	-	325,000	-	325,000

Net loss	-	-	-	-	-	-	-	-	-	(1,718,285)	(1,718,285)

March 31, 2022	5,750,000	575	6,839,982	684	1,000,000	100	7,976,879,909	8,941,835	13,085,477	(21,963,430)	65,241

Issuance of stock in cashless exercise of warrants	-	-	-	-	-	-	208,333,333	-	-	-	-

Reclassification of financial instruments that ceased to be derivative liabilities (warrants)	-	-	-	-	-	-	-	-	100,000	-	100,000

Net loss	-	-	-	-	-	-	-	-	-	(1,084,752)	(1,084,752)

June 30, 2022	5,750,000	$575	6,839,982	$684	1,000,000	$100	8,185,213,242	$8,941,835	$13,185,477	$(23,048,182)	$(919,511)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO Corp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2021

(Unaudited)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	(Deficit)

December 31, 2020	3,000,000	$300	4,463,815	$446	1,000,000	$100	4,713,546,121	$4,232,960	$3,139,400	$125,000	$(7,662,645)	$(164,439)

Conversion of convertible debt	-	-	-	-	-	-	905,435,038	563,643	-	-	-	563,643

Issuance of stock for services	-	-	-	-	-	-	6,550,000	99,640	-	-	-	99,640

Stock issued for loan cost	-	-	-	-	-	-	10,000,000	20,000	-	-	-	20,000

Issuance of stock for cash - common stock	-	-	-	-	-	-	65,000,000	250,000	-	-	-	250,000

Issuance of stock for cash - class A preferred stock	2,750,000	275	-	-	-	-	-	-	274,725	-	-	275,000

Issuance of stock for services	-	-	300,000	30	-	-	-	-	123,970	-	-	124,000

Issuance of class B preferred stock as non-refundable deposit to acquire business	-	-	175,000	17	-	-	-	-	38,483	-	-	38,500

Issuance of class B preferred stock to acquire assets	-	-	375,000	38	-	-	-	-	924,962	-	-	925,000

Warrants issued for services	-	-	-	-	-	-	-	-	194,000	-	-	194,000

Net loss	-	-	-	-	-	-	-	-	-		(2,389,230)	(2,389,230)

March 31, 2021	5,750,000	575	5,313,815	531	1,000,000	100	5,700,531,159	5,166,243	4,695,540	125,000	(10,051,875)	(63,886)

Issuance of stock for cash - common stock	-	-	-	-	-	-	75,000,000	176,000	-	-	-	176,000

Net income	-	-	-	-	-	-	-	-	-		1,182,709	1,182,709

June 30, 2021	5,750,000	$575	5,313,815	$531	1,000,000	$100	5,775,531,159	$5,342,243	$4,695,540	$125,000	$(8,869,166)	$1,294,823

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO CORP. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(2,803,037)	$(1,206,521)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	535,000	241,500
Warrants issued for services	209,713	-
Warrants issued for service - related party	13,981	-
Amortization of debt discount	352,692	-
Amortization of operating lease - right-of-use asset	28,769	-
Depreciation and amortization expense	2,314	-
Change in fair value of derivative liabilities	16,825	331,539
Derivative expense	194,887	-
Gain on debt extinguishment (derivative liabilities - convertible debt)	(100,693)	-
Loss on debt extinguishment	205,691	-
Change in fair value of marketable equity securities	579,036	-
Gain on debt forgiveness	-	(11,593)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(625,304)	(39,062)
Inventory	727,473	(231,614)
Prepaids and other	(8,518)	(130,013)
Increase (decrease) in
Accounts payable and accrued expenses	113,830	(221)
Customer deposits	-	127,158
Deferred revenue	(26,397)	-
Operating lease liability	(23,807)	-
Net cash used in operating activities	(607,545)	(918,827)

Investing activities
Cash acquired in acquisition of Smart Solutions Technologies, Inc.	218,640	-
Proceeds from sales of securities - net of purchases	(42,000)	-
Advance - loan receivable - related party	(3,264)	-
Net cash provided by investing activities	173,376	-

Financing investing
Proceeds from loans payable	266,000	188,834
Proceeds from loans payable - related party	-	-
Proceeds from issuance of convertible notes	353,750	-
Proceeds from issuance of convertible note - related party	195,000	-
Repayment of loan receivable	-	(25,000)
Repayments of notes payable - government - SBA	(150,000)	-
Repayments of loans payable - related parties	(213,678)	-
Repayment of loan payable	(61,392)	-
Repayment of notes payable	(516,234)	-
Repayment of convertible note - related party	(32,245)	-
Proceeds from draw downs on accounts receivable credit facility	3,774,456	-
Repayment on accounts receivable credit facility	(3,042,024)	-
Proceeds from issuance of Class A preferred stock	-	275,000
Proceeds from issuance of common stock	-	500,000
Net cash provided by financing activities	573,633	938,834

Net increase (decrease) in cash	139,464	20,007

Cash - beginning of period	94,224	12,069

Cash - end of period	$233,688	$32,076

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset obtained in exchange for new operating lease liability	$345,229	$-
Acquisition of SST in exchange for Class B preferred stock	$700,000	$-
Conversion of accrued interest to note	$16,206
Debt discount recorded in connection with derivative liability	$166,850	$-
Issuance of stock in conversion of debt and accrued interest	$104,368	$563,643
Conversion of Class B preferred stock into common stock	$6	$-
Reclassification of financial instruments that ceased to be derivative liabilities (notes and warrants)	$425,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

FOMO Corp, Inc. (“FOMO,” “we,” “our” or “the Company”), is focused on the sale of its smart board technology as well as related installation services through its wholly-owned subsidiary SMARTSolution Technologies, L.P. (“SST”). Additionally, the Company markets and sells clean air disinfection products.

On May 18, 2021, FOMO incorporated FOMO ADVISORS LLC, a Wyoming limited liability company, as a wholly owned private merchant banking subsidiary. FOMO ADVISORS LLC intends to assist private companies in accessing the capital markets through “pass through” investments that allow investors to gain liquidity, while benefiting from direct exposure to private company growth through derivative instruments or other rights. The subsidiary is engaging with strategic targets to introduce them to its network of financial and strategic contacts, provide them management consulting, and create a portfolio of technology investments for future incubation, capital formation, and wealth creation. The Company is currently evaluating its corporate development pipeline and has identified a number of candidates for this capital formation model, though there can be no assurances. Currently, this entity is inactive.

On February 28, 2022, the Company acquired SST, see Note 9.

In June 2022, the Company applied with the State of California for a name change to FOMO Worldwide, Inc. The name change is being reviewed for approval.

The parent (FOMO CORP.) and subsidiaries are organized as follows:

Company Name	Incorporation Date		State of Incorporation
FOMO CORP. (“FOMO” or the “Company”)	1990		California
FOMO Advisors, LLC (“FOMOAD”)	2021		Wyoming
SMARTSolution Technologies, L.P. (“SST”)	1995	1	Pennsylvania
IAQ Technologies, LLC (“IAQ”)	2020	2	Pennsylvania
Energy Intelligence Center, LLC of Wyoming (“EIC”)	2021	3	Wyoming

1	The Company was acquired on February 28, 2022
2	The Company was acquired in 2020
3	The Company was formed in 2021

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

See note 9.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

On February 28, 2022 (the “closing”, the “closing date”, “acquisition date”), the Company and SST executed a securities purchase agreement, which is treated as a business combination, and accounted for using the acquisition method. SST became a wholly-owned subsidiary of the Company. See Note 9.

At June 30, 2022 and December 31, 2021, goodwill was $806,854 and $0, respectively.

As a result of the SST acquisition, the consolidated financial statements include the balance sheet of SST at June 30, 2022, as well as the results of operations and cash flows of SST from the date of acquisition through June 30, 2022.

Goodwill and Intangible Assets

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment.

For the three and six months ended June 30, 2022 and 2021, impairment expense was $0 and $0, respectively.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

Significant estimates during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of goodwill and intangible assets, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

Coronavirus (“COVID-19”) Pandemic

During the six months ended June 30, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At June 30, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

Assets and liabilities measured at fair value at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$163,427	-	$-	$163,427
Total Assets	$163,427	$-	$-	$163,427

Liabilities
Derivative liabilities	$-	-	$958,406	$958,406
Total	$-	$-	$958,406	$958,406

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$740,463	-	$-	$740,463
Total Assets	$740,463	$-	$-	$740,463

Liabilities
Derivative liabilities	$-	-	$1,105,537	$1,105,537
Total	$-	$-	$1,105,537	$1,105,537

Level 1 Investments consist of common stock, options and warrants of publicly traded companies which are considered to be highly liquid and easily tradeable. The Company also holds Level 3 investments in the common stock of a private company.

Derivative liabilities are derived from certain convertible notes payable and warrants.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2022 and December 31, 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts at June 30, 2022 and December 31, 2021, were $0, respectively.

For the three and six months ended June 30, 2022 and 2021, the Company recorded bad debt expense of $0 and $0, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

The Company had the following concentrations at June 30, 2022 and December 31, 2021, respectively. All concentrations relate solely to the operations of SST.

	Six Months Ended	Year Ended
Customer	June 30, 2022	December 31, 2021
A	15%	0%
B	11%	0%
C	11%	0%
Total	37%	0%

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

At June 30, 2022 and December 31, 2021 inventory consisted of:

Classification	June 30, 2022	December 31, 2021
Smart Boards	$713,710	$-
Clean Air Technology	11,555	8,114
Total Inventory	$725,265	$8,114

During the three and six months ended June 30 , 2022 and 2021 , impairment expense was $0 and $0, respectively.

The Company had the following vendor purchase concentrations at June 30, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Six Months Ended June 30,
Vendor	2022	2021
A	93%	0%
Total	93%	0%

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

For the three and six months ended June 30, 2022 and 2021, impairment expense was $0 and $0, respectively.

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

For the three and six months ended June 30, 2022 and 2021, impairment expense was $0 and $0, respectively.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2022 and December 31, 2021, which consist of convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

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

JUNE 30, 2022

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2022 and 2021, contained a significant financing component.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

At June 30, 2022 and December 31, 2021, the Company had deferred revenue of $825,340 and $11,100, respectively.

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$3,570,212	92%	$-	0%
Installation and repair services	286,185	7%	-	0%
Clean air technology products	24,179	1%	256,863	100%
Total Revenues	$3,880,576	100%	$256,863	100%

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

The Company had the following sales concentrations at June 30, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Six Months Ended June 30,
Customer	2022	2021
A	16%	0%
B	15%	0%
C	14%	0%
Total	45%	0%

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

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended June 30, 2022 and 2021, respectively.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $10,684 and $0 in marketing and advertising costs during the three months ended June 30, 2022 and 2021.

The Company recognized $23,464 and $0 in marketing and advertising costs during the six months ended June 30, 2022 and 2021.

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

JUNE 30, 2022

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

The following potentially dilutive equity securities outstanding as of June 30, 2022 were as follows:

June 30, 2022
Series A, preferred stock (1)	287,500,000
Series B, preferred stock (2)	6,839,982,000
Series C, preferred stock (3)	1,000,000
Convertible notes and related accrued interest (4)	3,928,755,090
Warrants (5)	1,737,113,095
Total	12,794,350,185

1 –	Each share converts into 50 shares of common stock.

2 –	Each share converts into 1,000 shares of common stock.

3 –	Each share converts into 1 share of common stock.

4 -	Certain notes have exercise prices that have a discount to market and cause variability into the potential amount of common stock equivalents outstanding at each reporting period. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

5 -	Represents those that are vested and exercisable.

Based on the potential common stock equivalents noted above at June 30, 2022, and the potential variability in stock prices, which directly affect the Company’s ability to determine if it has sufficient shares to settle all possible debt or equity conversions, the Company has determined that it does not have sufficient authorized shares of common stock (1,000,000,000) to settle any potential exercises of common stock equivalents.

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2022, the Company had:

●	Net loss of $2,803,037; and
●	Net cash used in operations was $607,545

Additionally, at June 30, 2022, the Company had:

●	Accumulated deficit of $23,048,182
●	Stockholders’ deficit of $919,511; and
●	Working capital deficit of $1,418,496

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $233,688 at June 30, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

Note 4 – Loan Receivable – Related Party

During 2021, the Company has advanced funds to an affiliate of the Company’s Chief Executive Officer to pay for corporate operating expenses. The Company expects to receive repayment in 2022.

The following is a summary of the Company’s advances – related party is as follows:

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021
Maturity date	Due on Demand
Interest rate	20%
Collateral	Unsecured

Balance - December 31, 2020	$-
Advances	53,732
Balance - December 31, 2021	53,732
Advances	3,264
Balance - June 30, 2022	$56,996

Note 5 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	June 30, 2022	December 31, 2021	Lives (Years)

Leasehold Improvements	$178,278	$-	40
Vehicles	64,563	-	5 - 10
Furniture	19,595	-	10
Equipment	5,000	-	5
Computer	1,181	-	5
	268,617	-
Accumulated depreciation	127,991	-
Total property and equipment - net	$140,626	$-

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

Depreciation expense for the three months ended June 30, 2022 and 2021, was $1,735 and $0, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021, was $2,314 and $0, respectively.

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

On October 4, 2021, the Company invested $25,000 for 25,000 common shares in GenBio, Inc. The Company valued the shares at $1/share. GenBio, Inc is a private Biotechnology Company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. The Company’s research has shown that these active compounds decrease obesity-induced increases in abdominal fat pads, blood pressure, fatty liver and insulin resistance.

In 2021, the Company’s Chief Executive Officer assigned his investment brokerage account with Interactive Brokers to the Company. The Company subsequently invested $1,007,500 into the account. The investments in the account are marketable equity securities.

The following is a summary of the Company’s investments at June 30, 2022 and December 31, 2021.

June 30, 2022
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options and warrants	Various	Various	Various	$67,207	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock	2021	150,000	$0.08	12,220	2
Mobicard, Inc. (PTOP)	Common stock	2019	210,000,000	$0.0004	84,000	3
GenBio, Inc.	Private company	2021 and 2022	50,000	$1.00	65,000	4
					$228,427

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of Kanab Corp for 150,000 shares of Series B, preferred stock in HMLA. Our CEO is also the CEO of HMLA.
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2022, the Company purchased 40,000 shares of GenBio, Inc. for $40,000 ($1/share)

June 30, 2022
		Gross Unrealized	Gross Unrealized
Description	Cost	Gains	Losses	Fair Value

Marketable securities	$807,463	$-	$(579,036)	228,427

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

December 31, 2021
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options and warrants	Various	Various	Various	$581,243	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock	2021	150,000	$0.08	12,220	2
Mobicard, Inc. (PTOP)	Common stock	2019	210,000,000	$0.0007	147,000	3
GenBio, Inc.	Private company	2021	25,000	$1.00	25,000	4
					$765,463

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of Kanab Corp for 150,000 shares of Series B, preferred stock in HMLA. Our CEO is also the CEO of HMLA.
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2021, the Company purchased 25,000 shares of GenBio, Inc. for $25,000 ($1/share)

December 31, 2021
		Gross Unrealized	Gross Unrealized
Description	Cost	Gains	Losses	Fair Value

Marketable securities	$1,200,500	$-	$(435,037)	765,463

Note 7 – Debt

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at June 30, 2022 and December 31, 2021, respectively:

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

Convertible Notes Payable

The Company executed several convertible notes with various lenders as follows:

Convertible Notes Payable
	GS Capital	PowerUp Lending	Sixth Street Lending	Various

Issuance Dates of Convertible Notes	June 2021 - January 2022	September 2021	October 2021 - January 2022	2019 - 2020
Maturity Dates of Convertible Notes	April 2022 - January 2023	September 2022	October 2022 - January 2023	2019 - 2021
Interest Rate	10%	12%	12%	10% - 12%
Default Interest Rate	24%	22%	22%	22%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion Rate	$0.001 or 60% of the average of the two (2) lowest prices in the prior 20 day period	61% of the average of the two (2) lowest prices in the prior 20 day period	61% of the average of the two (2) lowest prices in the prior 20 day period

	GS Capital	PowerUp Lending	Sixth Street Lending	Various	Total

Balance - December 31, 2020	$-	$-	$-	$226,186	$226,186
Debt converted to common stock	-	-	-	(483,436)	(483,436)
Proceeds from issuance of notes	380,000	43,750	78,750	372,250	874,750
Prepayment of convertible note in cash	-	-	-	(115,000)	(115,000)
	$380,000	$43,750	$78,750	$-	$502,500
Less: unamortized debt discount	-	-	-		(413,195)
Balance - December 31, 2021					$89,305

Balance - December 31, 2021	$380,000	$43,750	$78,750	$-	$502,500
Proceeds from issuance of notes	335,000	-	43,750	-	378,750
Conversion of accrued interest to note	16,206				16,206
Conversion of debt to common stock	(55,000)	(43,750)	-	-	(98,750)
	676,206	-	122,500	-	798,706
Less: unamortized debt discount					(252,353)
Balance - June 30, 2022					$546,353

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

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

JUNE 30, 2022

UNAUDITED

Convertible Note Payable – Related Party

In March 2022, the Chief Executive Officer of SST advanced funds to the Company as follows:

Convertible Debt
Related Party

Issuance Date of Convertible Note	March 31, 2022
Maturity Date of Convertible Note	September 30, 2022
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	-1
Conversion Rate	-2

Balance - December 31, 2021	$-
Proceeds from issuance of note	195,000
Repayments	(32,245)
Balance - June 30, 2022	$162,755

1	200,000 shares of Series B, Preferred Stock
2	Converts into Series B, preferred stock at $1/share ($0.001/share in common stock - 1,000 ratio)

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $200,073.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

FOMO CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

Loans payable - related parties is as follows:

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
	Related Party	Related Party	Related Party	Total

Issuance Date of Loan	Various	Various	Various
Maturity Date of Convertible Note	Due on Demand	Due on Demand	Due on Demand
Interest Rate	0.00%	0.00%	0.00%
Default Interest Rate	0.00%	0.00%	0.00%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	None	None	None

Balance - December 31, 2020	$-	$3,574	$-	$3,574
Proceeds from advances	-	1,594	17,546	19,140
Balance - December 31, 2021	-	5,168	17,546	22,714
Debt acquired in SST acquisition	200,073	-	-	200,073
Repayments	(200,073)	(101)	(13,504)	(213,678)
Balance - June 30, 2022	$-	$5,067	$4,042	$9,109

1	-	reflects activity related to the Company’s current Chief Executive Officer of SST.

2	-	reflects activity related to the Company’s former Chief Executive Officer of FOMO.

3	-	reflects activity related to the Company’s current Chief Executive Officer of FOMO.

Loan Payable – Other

In 2022, the Company executed a loan with a lender for $266,000, including interest of $70,050, resulting in net proceeds of $195,950. The Company is required to pay $5,116 over a period of 52 weeks to repay the loan.

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

Loan Payable - Other

Issuance Date of Loan	April 1, 2022
Maturity Date of Loan	April 1, 2023
Interest Rate	16.00%
Default Interest Rate	0.00%
Collateral	Unsecured
Conversion Rate	None

Balance - December 31, 2021	$-
Proceeds	266,000
Repayments	(61,392)
Balance - June 30, 2022	$204,608

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

The Facility is paid for from collections of accounts receivable and is secured by all assets of SST. The AR Facility has an interest rate of  the lesser of (a) maximum rate allowed by law and (b) prime plus 5.25%. The minimum rate of interest is 11.50%.

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

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

At June 30, 2022, the Company is in default on the financial covenants noted above, however, the lender has not exercised its rights of default. The Company and the lender continue to operate under the terms of the agreement without disruption.

The Company and its subsidiaries are guarantors of this Agreement.

Accounts receivable credit facility is as follows:

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2021	$-
Proceed from drawdowns	3,774,456
Repayments	(3,042,024)
Balance - June 30, 2022	$732,432

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

Additionally, the Company has accounted for outstanding warrants (those issued with the above debt) as derivative liabilities as there is an insufficient amount of authorized common stock to settle all potential conversions.

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021

Exercise price	$0.0001 - $0.01	$0.0001 - $0.01
Expected volatility	196% - 377%	384%
Risk-free interest rate	0.73% - 2.99%	0.10%
Expected term (in years)	0.30 - 3.00	3.00 - 5.00
Expected dividend rate	0%	0%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at June 30, 2022 and December 31, 2021:

	Convertible Debt	Warrants	Total
Derivative liabilities - December 31, 2020	$834,230	$-	$834,230
Fair value - commitment date	1,753,013	2,064,665	3,817,678
Fair value - mark to market adjustment	(393,465)	(1,289,422)	(1,682,887)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	(1,863,484)	-	(1,863,484)
Derivative liabilities - December 31, 2021	330,294	775,243	1,105,537
Fair value - commitment date	300,137	61,600	361,737
Fair value - mark to market adjustment	241,711	(224,886)	16,825
Gain on debt extinguishment (derivative liabilities - convertible debt)	(100,693)	-	(100,693)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	-	(425,000)	(425,000)
Derivative liabilities - June 30, 2022	$771,449	$186,957	$958,406

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

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

Note 9 – Acquisition and Pro Forma Financial Information

Acquisition for the Three Months Ended March 31, 2022

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

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

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
JUNE 30, 2022
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

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

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

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Note 10 – Commitments and Contingencies

Right-of-Use Operating Lease

On February 28, 2022, in connection with the acquisition of SST, the Company assumed a Right-of-Use (“ROU”) operating lease for its office space. The lease is for an initial term of five (5) years at $7,000 per month. There are no stated renewal terms. There were no other ROU leases in effect prior to the acquisition of SST

At June 30, 2022, the Company has no financing leases as defined in ASC 842, “Leases.”

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2022:

June 30, 2022
Assets

Operating lease - right-of-use asset - non-current	$316,460

Liabilities

Operating lease liability	$321,422

Weighted-average remaining lease term (years)	4.67

Weighted-average discount rate	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$28,769
Lease liability expense in connection with obligation repayment	11,193
Total operating lease costs	$39,962

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$23,807
Right-of-use asset obtained in exchange for new operating lease liability	$345,229

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

Future minimum lease payments required under leases that have initial or remaining non- cancelable lease terms in excess of one year at June 30, 2022:

2022 (6 Months)	$42,000
2023	84,000
2024	84,000
2025	84,000
2026	84,000
2027	7,000
Total undiscounted cash flows	385,000
Less: amount representing interest	(63,578)
Present value of operating lease liability	321,422
Less: current portion of operating lease liability	(60,472)
Long-term operating lease liability	$260,950

Note 11– Stockholders’ Deficit

At June 30, 2022 and December 31, 2021, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	78,000,000 shares authorized
-	5,750,000 and 5,750,000 shares designated, issued and outstanding at June 30, 2022 and December 31, 2021, respectively
-	Stated value - none
-	Par value - $0.0001
-	Conversion – each share of Class A converts into 50 shares of common stock (287,500,000 and 287,500,000 equivalent shares of common stock, at June 30, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 50 votes for each share held (287,500,000 and 287,500,000 votes, at June 30, 2022 and December 31, 2021, respectively)
-	Dividends – if declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	6,839,982 and 5,249,982 shares designated, issued and outstanding at June 30, 2022 and December 31, 2021, respectively
-	Stated value - none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (6,839,982,000 and 5,249,982,000 equivalent shares of common stock, at June 30, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (6,839,982,000 and 5,249,982,000 votes, at June 30, 2022 and December 31, 2021, respectively)
-	Dividends – if declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at June 30, 2022 and December 31, 2021, respectively
-	Stated value - none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at June 30, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 1 vote for each share held (1,000,000 and 1,000,000 votes, at June 30, 2022 and December 31, 2021, respectively)
-	Dividends – if declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

Common Stock

-	20,000,000,000 shares authorized
-	No par value
-	Voting at 1 vote per share

Equity Transactions for the Six Months Ended June 30, 2022

Stock Issued for Cashless Exercise of Warrants

The Company issued 645,833,333 shares of common stock in exchange for the cashless exercise of 750,000,000 warrants. The net effect on stockholders’ equity was $0.

Stock Issued for Services – Class B, Preferred Stock

The Company issued 650,000 shares of Class B, preferred stock for services rendered, having a fair value of $535,000 ($0.0008 - $0.0009/share), based upon the quoted closing trading price of the Company’s common stock, on an as-converted basis of 1,000 shares of common stock for each share of Class B, preferred stock.

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

See Note 9.

Stock Issued from Conversion of Convertible Debt and Loss on Debt Extinguishment

The Company issued 301,448,152 shares of common stock in connection with the conversion of convertible debt (which had embedded derivative liabilities) and accrued interest totaling $104,368, having a fair value of $310,059 ($0.0007 - $0.0015/share), based upon the quoted closing trading price on the date of conversion/extinguishment. As a result of the debt conversion, the Company recognized a loss on debt extinguishment of $205,691.

Conversion of Class B Preferred Stock to Common Stock

The Company issued 60,000,000 shares of common stock in connection with the conversion of 60,000 shares of Class B preferred stock. The transaction had a net effect of $0 on stockholders’ deficit.

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

Equity Transactions for the Year Ended December 31, 2021

Stock Issued from Conversion of Convertible Debt

The Company issued 1,396,567,128 shares of common stock in connection with the conversion of convertible debt and accrued interest totaling $2,822,218. As a result of the debt conversion, the Company recognized a loss on debt extinguishment of $475,199.

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

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

Stock Issued for Services – Common Stock

The Company issued 195,321,508 shares of common stock for services rendered, having a fair value of $556,664.

Cancellation of Common Stock Issuable

The Company cancelled 125,000 shares of common stock issuable from 2020, having a fair value of $125,000.

Note 12 – Warrants

Warrant activity for the six months ended June 30, 2022 and the year ended December

31, 2021 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining		Aggregate
	Number of	Average	Contractual		Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)		Value
Outstanding and exercisable - December 31, 2020	713,571,428	$0.0011	2.92		$149,500
Granted	1,288,541,667	$0.0018	-		-
Exercised	-	$-	-		-
Cancelled/Forfeited	-	$-	-		-
Outstanding - December 31, 2021	2,002,113,095	$0.0016	2.38		$450,000
Exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38		$450,000

Outstanding - December 31, 2021	2,002,113,095	$0.0016	2.38	#	$450,000
Exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38	#	$450,000
Granted	485,000,000	$0.0012	-		-
Exercised	(750,000,000)	$0.0001	-		-
Cancelled/Forfeited	-	$-	-		-
Outstanding - June 30, 2022	1,737,113,095	$0.0021	1.93		$-
Exercisable - June 30, 2022	1,737,113,095	$0.0021	1.93		$-

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

Warrant Transactions for the Six Months Ended June 30, 2022

Convertible Debt Issuances

In connection with convertible debt issued to various lenders, the Company granted 165,000,000, three-year (3) warrants. These warrants have an exercise price of $0.0001 - $0.0012. See Note 7 for derivative liabilities and related mark to market accounting.

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

Cashless Exercise of Warrants

The Company issued 645,833,333 shares of common stock in connection with cashless exercises of 750,000,000 warrants. The net effect on stockholders’ equity was $0.

FOMO CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q to “the Company,” “FOMO,” “us,” “we,” “our,” and similar terms refer to FOMO and its subsidiaries.

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

Acquisitions of Independence LED LLC and Energy Intelligence Center LLC

On February 12, 2021, the Company purchased the assets of Independence LED LLC (“iLED”), an affiliate of IAQ, in exchange for the issuance of 250,000 Series B Preferred Shares valued at $3.3 million iLED, is in the sale of clean air products intended for use in disinfecting and improving air quality.

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

In addition, the software developer responsible for completing development and implementation of EIC Wyoming left the company and has refused to assist us with completing the software and transitioning the work to other individuals. Accordingly, we are now in the process of identifying another person or entity to take over and complete development of the software. As a result of this delay, we determined that EIC Wyoming’s value was impaired was impaired at December 31, 2021.

Acquisition of SMARTSolution Technologies L.P.

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

As a result of the growth in remote learning, as a result of the COVID-19 pandemic and otherwise, SST is currently experiencing a significant increase in orders and sales and a growth in backlog. Since the closing of the acquisition, FOMO has secured approximately $600,000 in debt and convertible debt financing to support SST’s fulfillment of additional orders and reduction of its backlog.

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

Costs and Resources

FOMO is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of March 31, 2021, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

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

Significant estimates during the six months ended June 30, 2022 and 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At June 30, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2022 and December 31, 2021, which consist of convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

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

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2022 and 2021, contained a significant financing component.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended June 30, 2022 and 2021, respectively.

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

Results of Operations

Three months ended June 30, 2022 as compared to three months ended June 30, 2021

Sales. During the three months ended June 30, 2022 and 2021, the Company had $2,646,008 and $84,661 in sales, respectively. The increase from the 2021 quarter to the 2022 quarter was $2,561,347 (3,025%). Sales for the 2022 quarter included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 quarter.

Cost of Sales. During the three months ended June 30, 2022 and 2021, the Company incurred $2,440,520 and $65,286 in cost of sales, respectively. The increase from the 2021 quarter to the 2022 quarter was $2,375,234 (3,638%). Cost of sales primarily include product sales and payroll. Cost of sales for the 2022 quarter included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 quarter.

Gross Profit. Gross profit expressed as a percentage of sales for the three months ended June 30, 2022 was 8%, as compared to 23% for the three months ended June 30, 2021. During 2022, the Company included the gross profit of SST (acquired on February 28, 2022). Sales and cost of sales were relatively immaterial in 2021 as compared to 2022.

General and Administrative Expenses. During the three months ended June 30, 2022 and 2021, the Company incurred general and administrative expenses of $458,351 and $359,853, respectively, consisting primarily of salaries and professional fees. The increase from the 2021 quarter to the 2022 quarter was $98,498 (27%). General and administrative expenses for the 2022 quarter included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 quarter.

Other Income (Expense). For the three months ended June 30, 2022 the Company reflected other expense – net of $831,889 and other income – net of $1,523,187 for the three months ended June 30, 2021, respectively. The change of $2,355,076 (155%) was primarily due to the change in fair value of derivative liabilities, $(14,109 in 2022) and $1,800,000 in 2021.

For the three months ended June 30, 2022, other income (expenses) – net consisted of interest expense of $198,776, amortization of debt discount of $146,917, change in fair value of derivative liabilities of $14,109, derivative expense of $182,694, and change in fair value of marketable securities of $289,393.

For the three months ended June 30, 2021, other income (expenses) consisted of change in fair value of derivative liabilities of $1,800,000, loan forgiveness of $11,593 and loss on investment of $288,406.

Net Loss.

For the three months ended June 30, 2022, operating losses of ($252,863) combined with non-operating expense of ($831,889), resulted in a net loss of ($1,084,752).

For the three months ended June 30, 2021, operating losses of ($340,478) combined with non-operating income of $1,523,187, resulted in net income of $1,182,709.

Net income in 2021 became a net loss on 2022, was largely a result of the change in fair value of derivative liabilities of $1,800,000.

Six months ended June 30, 2022 as compared to six months ended June 30, 2021

Sales. During the six months ended June 30, 2022 and 2021, the Company had $3,880,576 and $256,863 in sales, respectively. The increase from the 2021 period to the 2022 period was $3,623,713 (1,411%). Sales for the 2022 period included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 period.

Cost of Sales. During the six months ended June 30, 2022 and 2021, the Company incurred $3,509,160 and $197,506 in cost of sales, respectively. The increase from the 2021 period to the 2022 period was $2,375,234 (3,638%). Cost of sales primarily include product sales and payroll. Cost of sales for the 2022 period included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 period.

Gross Profit. Gross profit expressed as a percentage of sales for the six months ended June 30, 2022 was 10%, as compared to 23% for the six months ended June 30, 2021. During 2022, the Company included the gross profit of SST (acquired on February 28, 2022). Sales and cost of sales were relatively immaterial in 2021 as compared to 2022.

General and Administrative Expenses. During the six months ended June 30, 2022 and 2021, the Company incurred general and administrative expenses of $1,664,444 and $1,416,071, respectively, consisting primarily of salaries and professional fees. The increase from the 2021 period to the 2022 period was $248,373 (18%). General and administrative expenses for the 2022 period included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 period.

Other Income (Expense). For the six months ended June 30, 2022 the Company reflected other expense – net of $1,510,009 and other income – net of $150,193 for the six months ended June 30, 2021, respectively. The change was $1,660,202 (1,105%).

For the six months ended June 30, 2022, other income (expenses) – net consisted of interest expense of $261,571, amortization of debt discount of $352,692, change in fair value of derivative liabilities of $16,825, derivative expense of $194,887, gain on debt extinguishment (derivative liabilities – convertible debt) $100,693, loss on debt extinguishment of $205,691, and change in fair value of marketable securities of $579,036.

Net Loss.

For the six months ended June 30, 2022, operating losses of ($1,293,028) combined with non-operating expense of ($1,510,009), resulted in a net loss of ($2,803,037).

For the six months ended June 30, 2021, operating losses of ($1,356,714) combined with non-operating income of $150,193, resulted in net loss of ($1,206,521).

Net income in 2021 became a net loss on 2022, was largely a result interest expense, amortization of debt discount, derivative expense and loss on debt extinguishment.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2021 [I believe this is only expressed as of year-end, i.e., 12/31/2001]. The unaudited consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2022, the Company had:

●	a net loss of $2,803,037; and
●	net cash used in operations of $607,545.

Additionally, at June 30, 2022, the Company had:

●	an accumulated deficit of $23,048,182;
●	stockholders’ deficit of $919,511; and
●	a working capital deficit of $1,418,496.

Liquidity and Capital Resources

Operating Activities

For the six months ended June 30, 2022 and 2021, the Company reflected net cash used in operating activities of $607,546 and $918,827, respectively, and decrease of $311,281 (34%). Operating activities primarily consist of stock-based compensation, warrants issued for services, amortization of debt discount, derivative expense, change in fair value of derivative liabilities, loss on debt extinguishment, gain on debt extinguishment (derivative liabilities – convertible debt), change in fair value of marketable equity securities accounts receivable, inventory, accounts payable and accrued expenses and deferred revenues.

Investing Activities

For the six months ended June 30, 2022 and 2021, the Company reflected net cash provided by investing activities of $173,376 and $0; primarily consisting of cash acquired in acquisition of SST and purchases of securities - net of proceeds from sales of securities.

Financing Activities

For the six months ended June 30, 2022 and 2021, the Company reflected net cash provided by financing activities of $573,633 and $938,834, respectively, a decrease of $365,201 (39%). Financing activities primarily consisted of proceeds and repayments from debt, proceeds and related drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

During the six months ended June 30, 2022, the Company received net proceeds of $353,750 of borrowed funds from non-related parties through the sale of convertible notes payable, $3,774,456 in an asset backed loan against the accounts receivable of SST offset by repayments of $3,042,024 and $195,000 loan from a related party (CEO of SST) net of repayments of 32,245. The Company also executed a loan for $266,000 and repaid $61,392. The Company repaid an SBA loan for $150,000, loans payable – related parties for $213,678 and notes payable for $516,234.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $233,688 at June 30, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

Contractual Obligations and Commitments

The Company had a material change in contractual obligations related to its right-of-use operating lease, which was acquired in March 2022. [What was the material change?] There were no commitments at December 31, 2021 as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management has determined that, as of June 30, 2022, the Company’s disclosure controls are not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, including the lack of segregation of duties similar to other companies our size.

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

As of the end of the period covered by this report on Form 10-Q, our President and Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are not effective in timely alerting them to material information relating to FOMO required to be included in our Exchange Act filings.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Section 302 Sarbanes-Oxley Act Certification

32.1*	Section 906 Sarbanes-Oxley Act Certification

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOMO Corp

Date: August 15, 2022	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive. Financial and Accounting Officer)

