Form 10-Q/A
period 2022-03-31
FOMO WORLDWIDE, INC.
filed 2023-03-24
CIK 867028

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

FOMO WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

California	83-3889101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

831 W North Ave, Pittsburgh, PA 15233

(Address of principal executive offices)

(630) 708-0750

(Registrant’s telephone number, including area code)

FOMO CORP., 1 E Erie St, Ste 525 Unit #2250, Chicago, IL 60611

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	FOMC	OTC Expert Market

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

There were 8,620,188,088 shares of common stock, no par value, of the Registrant issued and outstanding as of March 24, 2023.

EXPLANATORY NOTE

As previously reported in the Registrant’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2022 and November 18, 2022, the Board of Directors of FOMO WORLDWIDE, INC. previously known as “FOMO WORLDWIDE, INC.” (the “Company”) concluded that the Company’s unaudited financial statements for the period ended March 31, 2022, included in its Quarterly Report on Form 10-Q filed with the SEC on July 11, 2022, contained material misstatements and should not be relied upon. The misstatement related to accounting errors attributable to our revenue recognition policies. In particular, our percentage of completion calculations as well as work in progress (“WIP”) billings and our inventory for our wholly owned subsidiary, SMARTSolution Technologies, LP., were incorrect. See note 13 included herein for additional details.

This Form 10-Q/A is presented as of the filing date of the Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Form 10-Q. Among other things, forward-looking statements made in the original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Form 10-Q, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Financial Statements”,

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and

Part I, Item 4, “Controls and Procedures”, and

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-Q/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

The Company has concluded there was a material weakness in the Company’s internal control over financial reporting as of March 31, 2022 and that its disclosure controls and procedures were ineffective as of March 31, 2022. See additional discussion included in Part I, Item 4 of this amended quarterly report.

FOMO WORLDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOMO WORLDWIDE, INC.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)
	(Restated)
Assets

Current Assets
Cash	$69,666	$94,224
Accounts receivable – net	1,021,357	36,790
Loan receivable - related party	39,058	53,732
Inventory – net	525,305	8,114
Prepaids and other	1,078	223
Total Current Assets	1,656,464	193,083

Property and equipment – net	81,974	-

Operating lease - right-of-use asset	333,721	-

Goodwill	1,443,688	-

Investments	517,599	765,463

Total Assets	$4,033,446	$958,546

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$145,404	$40,117
Accounts receivable credit facility	982,517	-
Operating lease liability	59,278	-
Convertible notes payable – net	383,230	89,305
Loans payable - related parties	9,491	22,714
Preferred dividend payable	45,059	0
Deferred revenue	1,121,802	11,100
Derivative liabilities	761,603	1,105,537
Total Current Liabilities	3,508,384	1,268,773

Long Term Liabilities
Convertible notes payable - related party – net	195,000	-
Loans payable - related parties	140,880	-
Operating lease liability	276,523	-
Total Long-Term Liabilities	612,403	-

Total Liabilities	4,120,787	1,268,773

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, Class A, $0.0001 par value, 78,000,000 shares designated, 5,750,000 and 5,750,000 shares issued and outstanding, respectively	575	575
Preferred stock, Class B, $0.0001 par value, 20,000,000 shares designated, 6,839,982 and 5,249,982 shares issued and outstanding, respectively	684	525
Preferred stock, Class C, $0.0001 par value, 2,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common stock, no par value, 20,000,000,000 shares authorized 7,976,879,909 and 7,177,931,757 shares issued and outstanding, respectively	8,941,835	8,631,776
Additional paid-in capital	13,085,477	11,301,942
Accumulated deficit	(22,116,012)	(20,245,145)
Total Stockholders’ Equity (Deficit)	(87,341)	(310,227)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,033,446	$958,546

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(Restated)
Sales – net	$592,291	$151,392

Cost of sales	520,847	132,221

Gross profit	71,444	19,171

General and administrative expenses	1,223,824	589,785

Loss from operations	(1,152,380)	(570,614)

Other income (expense)
Interest expense	(58,102)	(211,312)
Amortization of debt discount	(205,776)	-
Change in fair value of derivative liabilities	(2,716)	(1,375,374)
Derivative expense	(12,192)	-
Gain on debt extinguishment (derivative liabilities – convertible debt)	100,693	-
Loss on debt extinguishment	(205,691)	(231,930)
Change in fair value of marketable equity securities	(289,644)	-
Total other expense - net	(673,428)	(1,818,616)

Net loss	$(1,825,808)	$(2,389,230)

Preferred stock dividends	(45,059)	0

Net loss available to common shareholders	$(1,870,867)	(2,389,230)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	7,896,234,748	5,445,268,799

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2022

(Unaudited) (Restated)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	(Deficit)

December 31, 2021	5,750,000	$575	5,249,982	$525	1,000,000	$100	7,177,931,757	$8,631,776	$11,301,942	$-	$(20,245,145)	$(310,227)

Issuance of stock in cashless exercise of warrants	-	-	-	-	-	-	437,500,000	-	-	-	-	-

Issuance of stock for services	-	-	650,000	65	-	-	-	-	534,935	-	-	535,000

Acquisition of Smart Solutions Technologies, Inc. - net of broker fees	-	-	1,000,000	100	-	-	-	-	699,900	-	-	700,000

Issuance of stock in conversion of debt and accrued interest	-	-	-	-	-	-	301,448,152	310,059	-	-	-	310,059

Conversion of Series B preferred stock into common stock	-	-	(60,000)	(6)	-	-	60,000,000	-	6	-	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	209,713	-	-	209,713

Warrants issued for services - related party	-	-	-	-	-	-	-	-	13,981	-	-	13,981

Reclassification of financial instruments that ceased to be derivative liabilities (warrants)	-	-	-	-	-	-	-	-	325,000	-	-	325,000

Preferred dividends											(45,059)	(45,059)

Net loss - 2022	-	-	-	-	-	-	-	-	-	-	(1,825,808)	(1,825,808)

March 31, 2022	5,750,000	$575	6,839,982	$684	1,000,000	$100	7,976,879,909	$8,941,835	$13,085,477	$-	$22,116,012	$(87,341)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC and Subsidiaries

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
	(Restated)
Operating activities
Net loss	$(1,825,808)	$(2,389,230)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	535,000	165,500
Stock issued for interest and loan costs	-	258,467
Warrants issued for services	209,713	-
Warrants issued for service - related party	13,981	-
Amortization of debt discount	205,776	-
Amortization of operating lease - right-of-use asset	11,508	-
Depreciation and amortization expense	579	43,583
Change in fair value of derivative liabilities	2,716	1,375,375
Derivative expense	12,192	-
Gain on debt extinguishment	(100,693)	-
Loss on debt extinguishment	205,691	231,930
Change in fair value of marketable equity securities	289,644	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	214,267	(66,134)
Inventory	(128,941)	-
Prepaids and other	(180,675)	910
Increase (decrease) in
Accounts payable and accrued expenses	(157,645)	(60,060)
Customer deposits	-	91,434
Deferred revenue	(89,770)	-
Operating lease liability	(9,428)	-
Net cash used in operating activities	(791,893)	(348,225)

Investing activities
Cash acquired in acquisition of Smart Solutions Technologies, Inc.	223,457	-
Purchase of securities - net of sales	(41,780)	-
Repayment - loan receivable - related party	15,199
Advance - loan receivable - related party	(525)	-
Net cash provided by investing activities	196,351	-

Financing investing
Proceeds from loans payable	-	205,000
Proceeds from loans payable - related party	-	3,958
Proceeds from issuance of convertible notes	253,750	-
Proceeds from issuance of convertible note - related party	195,000	-
Repayments of notes payable - government - SBA	(150,000)	-
Repayments of loans payable - related parties	(194,049)	-
Repayment of notes payable	(516,234)	(128,800)
Proceeds from draw downs on accounts receivable credit facility	1,022,749	-
Repayment on accounts receivable credit facility	(40,232)	-
Proceeds from issuance of Class A preferred stock	-	275,000
Proceeds from issuance of common stock	-	250,000
Net cash provided by financing activities	570,984	605,158

Net increase (decrease) in cash	(24,558)	256,933

Cash - beginning of year	94,224	12,069

Cash - end of year	$69,666	$269,002

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Acquisition of SST in exchange for Class B preferred stock	$700,000	$-
Debt discount recorded in connection with derivative liability	$66,851	$-
Issuance of stock in conversion of debt and accrued interest	$104,368	$563,643
Conversion of Class B preferred stock into common stock	$6	$-
Reclassification of financial instruments that ceased to be derivative liabilities (notes and warrants)	$325,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

FOMO CORP. (“FOMO,” “we,” “our” or “the Company”), is focused on the sale of its smart board technology as well as related installation services through its wholly owned subsidiary SMARTSolution Technologies L.P. (“SST”). Additionally, the Company markets and sells clean air disinfection products.

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

The parent (FOMO CORP.) and subsidiaries are organized as follows:

Company Name	Incorporation Date		State of Incorporation
FOMO CORP. (“FOMO” or the “Company”)	1990		California
FOMO Advisors, LLC (“FOMOAD”)	2021		Wyoming
SMARTSolution Technologies L.P. (“SST”)	1995	1	Pennsylvania
IAQ Technologies, LLC (“IAQ”)	2020	2	Pennsylvania
Energy Intelligence Center LLC (“EIC”)	2021	3	Wyoming

1	The Company was acquired on February 28, 2022
2	The Company was acquired in 2020
3	The Company was formed in 2021

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

IAQ Technologies, LLC

On October 19, 2020, the Company acquired 100% of the membership interests of Purge Virus, LLC in exchange for the issuance of 2,000,000 Series B Preferred Shares valued at $800,000 to its member. We subsequently changed the name of the company to IAQ Technologies LLC (“IAQ”). IAQ, which is based in Philadelphia, PA, is engaged in the marketing and sale of disinfection products and services to businesses, including hotels, hospitals, cruise ships, offices, and government facilities, as well as to individuals. Products and services marketed by IAQ include:

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

Independence LED Lighting, LLC and Energy Intelligence Center, LLC

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

Following the acquisitions of the assets of iLED and EIC, the Company combined the assets and businesses of iLED and EIC into a newly formed wholly owned subsidiary, Energy Intelligence Center LLC (“EIC Wyoming”).

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

See Note 9.

SMARTSolution Technologies L.P.

On February 28, 2022, FOMO closed the acquisition of the general and all the limited partnership interests of SMARTSolution Technologies L.P. and SMARTSolution Technologies, Inc. (collectively “SST”) pursuant to a Securities Purchase Agreement dated February 28, 2022 (the “SPA”), by and between the Company and Mitchell Schwartz (“Seller”), the beneficial owner of the general and limited partnership interests in SST. SST is a Pittsburgh, Pennsylvania–based audio/visual systems integration company that designs and builds presentation, teleconferencing and collaborative systems for businesses, educational institutions, and other nonprofit organizations.

SST has been engaged in the EdTech business for over 25 years. SST markets its systems to and installs the systems in elementary, middle and high schools, as well as colleges, universities, and commercial facilities. A current focus of SST’s business is the sale and installation of interactive smartboards to elementary, middle and high schools. These interactive smartboards provide students with interactive remote access from home or other locations to classrooms and teachers via personal computers, laptops, tablets, and similar devices. SST currently markets its systems primarily in Western Pennsylvania, Eastern Ohio, and West Virginia, is in the process of expanding into the Alabama and Michigan markets and plans to expand further throughout the United States as opportunities present itself organically or through strategic acquisitions.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

As a result of the growth in remote learning, as a result of the COVID-19 pandemic and otherwise, and due to $500 billion in stimulus funding (“ESSER funds”) from the federal government, SST is currently experiencing a significant increase in orders and sales and a growth in backlog.

The interactive smartboards which form the key element of SST’s interactive systems are supplied by a single supplier in Canada, SMART Technologies ULC, which is a subsidiary of a large multi-national company, Foxconn (of Hon Hai Technology Group). SST believes that its relationship with its supplier is excellent, although there can be no assurance that if the relationship with the supplier was interrupted or otherwise adversely affected that an alternative source of supply at commercially reasonable cost would be available or that SST’s business would not be seriously harmed.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

On February 28, 2022 (the “closing”, the “closing date”), the Company and SST executed a securities purchase agreement, which is treated as a business combination, and accounted for using the acquisition method. SST became a wholly owned subsidiary of the Company. See Note 9.

At March 31, 2022 and December 31, 2021, goodwill was $1,443,688 and $0, respectively.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Assets and liabilities measured at fair value at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$467,599		$50,000	$517,599
Total Assets	$467,599	$-	$50,000	$517,599

Liabilities
Derivative liabilities	$-		$761,603	$761,603
Total	$-	$-	$761,603	$761,603

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$740,463		$25,000	$765,463
Total Assets	$740,463	$-	$25,000	$765,463

Liabilities
Derivative liabilities	$-		$1,105,537	$1,105,537
Total	$-	$-	$1,105,537	$1,105,537

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

	Three Months Ended	Year Ended
Customer	March 31, 2022	December 31, 2021
A	46%	0%
B	18%	0%
C	10%	0%
Total	74%	0%

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

At March 31, 2022 and December 31, 2021 inventory consisted of:

Classification	March 31, 2022	December 31, 2021
Smart Boards	$513,750	$-
Clean Air Technology	11,555	8,114
Total Inventory	$525,305	$8,114

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets, which range from one to seven years.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Operating Lease

From time to time, we may enter into operating lease or sub-lease agreements, including our corporate headquarters. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

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

See Note 10.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

Identify the contract with a customer.

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

Identify the performance obligations in the contract.

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

Determine the transaction price.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Allocate the transaction price to performance obligations in the contract.

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

Recognize revenue when or as the Company satisfies a performance obligation.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of a performance obligation and recognition of revenue. Upon completion of the performance obligation that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At March 31, 2022 and December 31, 2021, the Company had deferred revenue of $648,286 and $11,100, respectively.

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$531,076	90%	$-	0%
Installation services	48,490	8%	-	0%
Clean air technology products	12,725	2%	151,392	100%
Total Revenues	$592,291	100%	$151,392	100%

The Company had the following sales concentrations at March 31, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Three Months Ended March 31,
Customer	2022	2021
A	31%	0%
B	29%	0%
C	18%	0%
Total	78%	0%

Cost of Sales

Cost of sales primarily consists of product sales, purchased supplies, materials and overhead.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

The Company recognized $13,300 and $0 in marketing and advertising costs during the three months ended March 31, 2022 and 2021.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASUs on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2022, the Company had:

●	Net loss of $1,825,808; and
●	Net cash used in operations was $791,893

Additionally, at March 31, 2022, the Company had:

●	Accumulated deficit of $22,116,012
●	Stockholders’ deficit of $87,341; and
●	Working capital deficit of $1,851,920

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $69,666 at March 31, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

The following is a summary of the Company’s advances – related party is as follows:

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2020	$-
Advances	53,732
Balance - December 31, 2021	53,732
Advances	525
Repayments	(15,199)
Balance - March 31, 2022	$39,058

Note 5 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	March 31, 2022	December 31, 2021	Lives (Years)

Leasehold Improvements	$178,278	$-	40
Vehicles	70,221	-	5 - 10
Furniture	19,595	-	10
Equipment	5,000	-	5
	273,094	-
Accumulated depreciation	191,120	-
Total property and equipment - net	$81,974	$-

Depreciation expense for the three months ended March 31, 2022 and 2021, was $579 and $0, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the acquisition of SST on February 28, 2022, the Company acquired property and equipment with a net carrying amount of $82,553.

See Note 9.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

During the year ended December 31, 2019, the Company received 1,000,000 shares of KANAB CORP. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0122 per share or $12,220 at the acquisition date. On July 31, 2021, the Company transferred the shares to Himalaya Technologies Inc (HMLA) for 150,000 shares of the preferred B stock in HMLA. The Company valued the investment of HMLA and the carrying value of KANAB CORP at the time the shares were exchanged. The fair value at December 31, 2021 for HMLA is $12,220. HMLA is a related party as it has common officers and control. On June 28, 2021, FOMO Advisors LLC was also granted 50,000,000 warrants with a five-year expiration and $.0001 exercise price of Himalaya Technologies Inc (HMLA). The warrants were valued at zero due to their illiquid nature.

On October 4, 2021, the Company invested $25,000 for 25,000 common shares in GENBIO Inc. On January 24, 2022 and March 3, 2022, the Company invested an additional $15,000 for 15,000 shares and $10,000 for 10,000 shares of GENBIO, Inc., respectively. The Company valued the shares at $1.00 per share. GENBIO Inc is a private Biotechnology Company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. The Company’s research has shown that these active compounds decrease obesity-induced increases in abdominal fat pads, blood pressure, fatty liver, and insulin resistance.

In 2021, the Company’s Chief Executive Officer assigned his investment brokerage account with Interactive Brokers to the Company. The investments in the account are marketable equity securities.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

The following is a summary of the Company’s investments at March 31, 2022 and December 31, 2021.

March 31, 2022
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options, and warrants	Various	Various	Various	$371,599	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock and warrants	2021	150,000	$0.08	12,000	2
Peer to Peer, Inc. (PTOP)	Common stock	2019	210,000,000	$0.0004	84,000	3
GenBio	Private company	2021 and 2022	50,000	$1.00	50,000	4
					$517,599

1 -	all investments are held at our third-party independent broker. $328,249 of the investments were in one security at March 31, 2022. The remaining investments are in foreign exchange cash. $487,813 in one security were also lent by the Company at March 31, 2022.
2 -	during 2021, the Company exchanged 1,000,000 shares of Kanab Corp for 150,000 shares of Series B, preferred stock in HMLA. During 2021, a subsidiary of the Company also received 50,000,000 warrants with a five-year expiration and $.0001 exercise price of HMLA Our CEO is also the CEO of HMLA.
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2022, the Company purchased 25,000 shares of GenBio for $25,000 ($1/share)

March 31, 2022
Description	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable securities	$1,410,579	$-	$(892,980)	517,599

December 31, 2021
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options, and warrants	Various	Various	Various	$581,243	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock and warrants	2021	150,000	$0.08	12,220	2
Peer to Peer, Inc. (PTOP)	Common stock	2019	210,000,000	$0.0007	147,000	3
GenBio	Private company	2021	25,000	$1.00	25,000	4
					$765,463

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of Kanab Corp for 150,000 shares of Series B, preferred stock in HMLA. During 2021, a subsidiary of the Company also received 50,000,000 warrants with a five-year expiration and $.0001 exercise price of HMLA Our CEO is also the CEO of HMLA.
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2021, the Company purchased 25,000 shares of GenBio for $25,000 ($1/share)

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

Note 7 – Debt

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at March 31, 2022 and December 31, 2021, respectively:

Convertible Notes Payable

The Company executed several convertible notes with various lenders as follows:

Convertible Notes Payable
	GS Capital	PowerUp Lending	Sixth Street Lending	Various

Issuance Dates of Convertible Notes	June 2021 - January 2022	September 2021	October 2021 - January 2022	2019 - 2020
Maturity Dates of Convertible Notes	April 2022 - January 2023	September 2022	October 2022 - January 2023	2019 - 2021
Interest Rate	10%	12%	12%	10% - 12%
Default Interest Rate	24%	22%	22%	22%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion Rate	$0.001 or 60% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period

	GS Capital	PowerUp Lending	Sixth Street Lending	Various	Total

Balance - December 31, 2020	$-	$-	$-	$226,186	$226,186
Debt converted to common stock	-	-	-	(483,436)	(483,436)
Proceeds from issuance of notes	380,000	43,750	78,750	372,250	874,750
Prepayment of convertible note in cash	-	-	-	(115,000)	(115,000)
	$380,000	$43,750	$78,750	$-	$502,500
Less: unamortized debt discount	(318,455)	(31,524)	(63,216)		(413,195)
Balance - December 31, 2021	$61,545	$12,226	$15,534	$-	$89,305

Balance - December 31, 2021	$380,000	$43,750	$78,750	$-	$502,500
Proceeds from issuance of notes	220,000	-	43,750	-	263,750
Conversion of debt to common stock	(55,000)	(43,750)	-	-	(98,750)
	545,000	-	122,500	-	667,500
Less: unamortized debt discount	(206,071)	-	(78,199)		(284,270)
Balance - March 31, 2022	$338,929	$-	$44,301		$383,230

During the three months ended March 31, 2022, third-party lenders converted $104,367 of principal, interest, and penalties into 301,448,152 shares of common stock. This resulted in a loss on debt extinguishment of $205,691.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $321,705.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Loans payable - related parties is as follows:

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
	Related Party	Related Party	Related Party	Total

Issuance Date of Loan	Various	Various	Various
Maturity Date of Convertible Note	Due on Demand	Due on Demand	Due on Demand
Interest Rate	0.00%	0.00%	0.00%
Default Interest Rate	0.00%	0.00%	0.00%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	None	None	None

Balance - December 31, 2020	$-	$3,574	$-	$3,574
Proceeds from advances	-	1,594	17,546	19,140
Balance - December 31, 2021	-	5,168	17,546	22,714
Debt acquired in SST acquisition	321,705	-	-	321,705
Repayments	(182,317)	-	(11,731)	(194,048)
Balance - March 31, 2022	$139,388	$5,168	$5,815	$150,371

1 -	reflects activity related to the Company’s current Chief Executive Officer of SST.
2 -	reflects activity related to the Company’s former Chief Executive Officer of FOMO.
3 -	reflects activity related to the Company’s current Chief Executive Officer of FOMO.

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

The lender charges the following fees:

1.	2% commitment fee for the establishment of the facility (1% due at funding and 1% due on February 28, 2023); and
2.	Monitoring fee of 0.40% of the outstanding credit facility at the end of each month

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

The Company is subject to financial covenants (unless waived by lender) as follows:

1.	Debt service coverage ratio of 1.25 to 1,
2.	Fixed charge coverage ratio of 1.25 to1; and
3.	Tangible net worth of $350,000

At March 31, 2022, the Company is in default on the financial covenants noted above, however, the lender has not exercised its rights of default and has indicated in writing it does not intend to exercise such rights. The Company and the lender continue to operate under the terms of the agreement without disruption.

The Company and its subsidiaries are guarantors of this Agreement.

Accounts receivable credit facility is as follows:

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2021	$-
Proceed from drawdowns	1,022,749
Repayments	(40,232)
Balance - March 31, 2022	$982,517

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

Note 9 – Acquisition and Pro Forma Financial Information

Acquisitions for the Three Months Ended March 31, 2022

On February 28, 2022, the Company issued 1,000,000 shares of Class B, convertible preferred stock (convertible into 1,000,000,000 shares of common stock) having a fair value of $700,000 ($0.0007/share), based upon the quoted closing trading price on the acquisition date, in exchange for 100% of the issued and outstanding member ownership interests held by SST, in a transaction treated as a business combination. With the acquisition, the Company entered the audio-visual systems integration business that designs and builds presentation, teleconferencing and collaborative systems for businesses, education, and nonprofits.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Consideration
Series B, preferred stock issued on February 28, 2022 (1,000,000 shares) (1)	$700,000

Fair value of consideration transferred	700,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	223,457
Accounts receivable	669,580
Inventory	208,431
Property and equipment	82,553
Operating lease - right-of-use asset	345,229
Total assets acquired	1,529,250

Accounts payable and accrued expenses	268,553
Contract liabilities (deferred revenue)	671,217
Loan payable - related party	321,705
Note payable - government - SBA	150,000
Notes payable	516,234
Operating lease liability	345,229
Total liabilities assumed	2,272,938

Total net liabilities assumed	(743,688)

Goodwill in purchase of Smart Solution Technologies, Inc.	$1,443,688

(1)	Fair value of common stock was determined based upon the quoted closing trading price on date of issuance on as-converted basis to common stock.

In connection with the purchase of SST, $50,000 was paid as a broker fee. This amount has been included in the consolidated statements of operations as a component of general and administrative expenses. There were no other additional transaction costs incurred.

The goodwill of $1,443,688 is primarily related to factors such as synergies and market share.

Goodwill is not deductible for tax purposes.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

This proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time:

Year Ended
December 31, 2021

Revenues	$4,351,409

Net loss	$(12,263,881)

Loss per share - basic	$(0.00)

Loss per share - diluted	$(0.00)

Weighted average number of shares - basic	16,511,004,083

Weighted average number of shares - diluted	16,511,004,083

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Note 10 – Commitments and Contingencies

Right-of-Use Operating Lease

On February 28, 2022, in connection with the acquisition of SST, the Company assumed a Right-of-Use (“ROU”) operating lease for its office space. The lease is for an initial term of five (5) years at $7,000 per month. There are no stated renewal terms. There were no other ROU leases in effect prior to the acquisition of SST.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2022:

2022 (9 Months)	$63,000
2023	84,000
2024	84,000
2025	84,000
2026	84,000
2027	7,000
Total undiscounted cash flows	406,000
Less: amount representing interest	(70,199)
Present value of operating lease liability	335,801
Less: current portion of operating lease liability	(59,278)
Long-term operating lease liability	$276,523

Note 11– Stockholders’ Deficit

At March 31, 2022 and December 31, 2021, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	78,000,000 shares authorized
-	5,750,000 and 5,750,000 shares designated, issued and outstanding at March 31, 2022 and December 31, 2021, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class A converts into 50 shares of common stock (287,500,000 and 287,500,000 equivalent shares of common stock, at March 31, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 50 votes for each share held (287,500,000 and 287,500,000 votes, at March 31, 2022 and December 31, 2021, respectively)
-	Dividends – $0.0035 per share per year in kind or in cash
-	Liquidation preference – none
-	Rights of redemption – none

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	6,839,982 and 5,249,982 shares designated, issued and outstanding at March 31, 2022 and December 31, 2021, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (6,839,982,000 and 5,249,982,000 equivalent shares of common stock, at March 31, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (6,839,982,000 and 5,249,982,000 votes, at March 31, 2022 and December 31, 2021, respectively)
-	Dividends – 1% per year accrue whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at March 31, 2022 and December 31, 2021, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at March 31, 2022 and December 31, 2021, respectively)
-	Voting – 100,000 votes for each share held (100,000,000.000 and 100,000,000,000 votes, at March 31, 2022 and December 31, 2021, respectively)
-	Dividends – 1% per year accrue whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Common Stock

-	20,000,000,000 shares authorized
-	No par value
-	Voting at 1 vote per share

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Employee Compensation

The Company granted 180,000,000, three-year (3) warrants to various employees for services rendered.

The fair value of these services rendered was $997,637, based upon the following weighted average assumptions:

Exercise price	$0.002
Expected volatility	384%
Risk-free interest rate	0.00%
Expected term (in years)	3.00
Expected dividend rate	0%

Note 13 – Restatements

The following misstatement related to accounting errors attributable to the Company’s revenue recognition policies relating to its percentage of completion calculations as well as work in progress (“WIP”) billings, as well as inventory for our wholly owned subsidiary, SMARTSolution Technologies LP. The following summarizes the impact of the restatements on the consolidated Balance Sheets:

	As Filed	Adjustments	Restated
Assets
Current Assets
Cash	$64,849	$4,817	$69,666
Accounts receivable - net	1,125,057	(103,700)	1,021,357
Loan receivable - related party	54,257	(15,199)	39,058
Inventory - net	1,042,169	(516,864)	525,305
Prepaids and other	1,301	(223)	1,078
Total Current Assets	2,287,633	(631,169)	1,656,464

Property and equipment - net	142,361	(60,387)	81,974
Operating lease - right-of-use asset	333,721	-	333,721
Goodwill	806,854	636,834	1,443,688
Investments	517,819	(220)	517,599
Total Assets	$4,088,388	$(54,942)	$4,033,446

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$706,391	$(560,987)	$145,404
Accounts receivable credit facility	959,768	22,749	982,517
Operating lease liability	59,278	-	59,278
Convertible notes payable – net	383,230	-	383,230
Loans payable - related parties	9,491	-	9,491
Preferred dividend payable	-	45,059	45,059
Deferred revenue	648,286	473,516	1,121,802
Derivative liabilities	761,603	-	761,603
Total Current Liabilities	3,528,047	(19,663)	3,508,384
Long Term Liabilities
Loans payable - related parties	23,577	117,303	140,880
Convertible notes payable - related party – net	195,000	-	195,000
Operating lease liability	276,523	-	276,523
Total Long-Term Liabilities	495,100	117,303	612,403
Total Liabilities	4,023,147	97,640	4,120,787
Stockholders’ Equity (Deficit)
Preferred stock, Class A	575	-	575
Preferred stock, Class B	684	-	684
Preferred stock, Class C	100	-	100
Common stock	8,941,835	-	8,941,835
Additional paid-in capital	13,085,477	-	13,085,477
Accumulated deficit	(21,963,430)	(152,582)	(22,116,012)
Total Stockholders’ Equity (Deficit)	65,241	(152,581)	(87,341)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,088,388	$(54,942)	$4,033,446

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

The following summarizes the impact of the restatements on the consolidated Statements of Operations:

	As Filed	Adjustments	Restated

Sales - net	$1,234,567	$(642,276)	$592,291

Cost of sales	1,068,640	(547,793)	520,847

Gross profit	165,927	(94,483)	71,444

General and administrative expenses	1,206,091	17,733	1,223,824

Loss from operations	(1,040,164)	(112,216)	(1,152,380)

Other income (expense)
Interest expense	(62,795)	4,693	(58,102)
Amortization of debt discount	(205,776)	-	(205,776)
Change in fair value of derivative liabilities	(2,716)	-	(2,716)
Derivative expense	(12,192)	-	(12,192)
Gain on debt extinguishment (derivative liabilities – convertible debt)	100,693	-	100,693
Loss on debt extinguishment	(205,691)	-	(205,691)
Change in fair value of marketable equity securities	(289,644)	-	(289,644)
Total other expense – net	(678,121)	4,693	(673,428)

Net loss	$(1,718,285)	$(107,523)	$(1,825,808)

Preferred stock dividends	-	(45,059)	(45,059)

Net loss available to common shareholders	$(1,718,285)	$(152,582)	$(1,870,867)

Loss per share - basic and diluted	(0.00)		(0.00)

Weighted average number of shares - basic and diluted	7,896,234,748		7,896,234,748

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

The following summarizes the impacts of the restatements on the Company’ consolidated Statements of Cash Flows:

	As Filed	Adjustments	Restated
Operating activities
Net loss	$(1,718,285)	$(107,523)	$(1,825,808)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	535,000	-	535,000
Warrants issued for services	209,713	-	209,713
Warrants issued for service - related party	13,981	-	13,981
Amortization of debt discount	205,776	-	205,776
Amortization of operating lease - right-of-use asset	11,508	-	11,508
Depreciation and amortization expense	579	-	579
Change in fair value of derivative liabilities	2,716	-	2,716
Derivative expense	12,192	-	12,192
Gain on debt extinguishment	(100,693)	-	(100,693)
Loss on debt extinguishment	205,691	-	205,691
Change in fair value of marketable equity securities	(289,644)	579,288	289,644
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(480,146)	694,413	214,267
Inventory	410,569	(539,510)	(128,941)
Prepaids and other	(1,078)	(179,597)	(180,675)
Increase (decrease) in
Accounts payable and accrued expenses	(142,343)	(15,302)	(157,645)
Customer deposits	-	-	-
Deferred revenue	(203,451)	113,681	(89,770)
Operating lease liability	(9,428)	-	(9,428)
Net cash used in operating activities	(1,337,343)	545,450	(791,893)

Investing activities
Cash acquired in acquisition of Smart Solutions Technologies, Inc.	218,640	4,817	223,457
Proceeds from sales of securities - net of purchases	537,288	(579,068)	(41,780)
Repayment - loan receivable - related party	-	15,199	15,199
Advance - loan receivable - related party	(525)	-	(525)
Net cash provided by investing activities	755,403	(559,052)	196,351

Financing investing
Proceeds from issuance of convertible notes	253,750	-	253,750
Proceeds from issuance of convertible note - related party	195,000	-	195,000
Repayments of notes payable - government - SBA	(150,000)	-	(150,000)
Repayments of loans payable - related parties	(189,719)	(4,330)	(194,049)
Repayment of notes payable	(516,234)	-	(516,234)
Proceeds from draw downs on accounts receivable credit facility	1,000,000	22,749	1,022,749
Repayment on accounts receivable credit facility	(40,232)	-	(40,232)
Net cash provided by financing activities	552,565	18,419	570,984

Net increase (decrease) in cash	(29,375)	4,817	(24,558)
Cash - beginning of period	94,224	-	94,224
Cash - end of period	$64,849	$4,817	$69,666

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

Note 13 – Subsequent Events

Subsequent to March 31, 2022, the Company had the following transactions:

Loan Payable

Effective April 1, 2022, the Company executed a merchant loan for $266,000. The Company paid $4,000 in related debt costs, $66,050 in interest, and received net proceeds of $195,950. The Company is required to make 52 weekly payments of $5,116. The Company is current with all payments.

Convertible Note Payable

In April 2022, we executed a one-year (1) convertible note payable with an existing lender (GS Capital, LLC) for $115,000. The terms of the note contained an original issue discount of $10,000 and payment of legal fees of $5,000, resulting in net proceeds of $100,000. The note was convertible at 60% of the lowest trading price twenty (20) days prior to conversion. The note was unsecured. The note bears interest at 10% and has a default rate of interest of 24%. In addition to the note, the lender also received 55,000,000 three-year (3) warrants, exercisable at $0.0012/share. The convertible note (embedded conversion feature) and warrants are treated as derivative liabilities.

Convertible Note Payable – Modification

On April 19, 2022, the Company modified the terms of a loan it had with GS Capital LLC for $325,000. The note retained all terms of the initial debt agreement, however, the maturity date was extended from April 19, 2022 to October 19, 2022. The note, along with accrued interest of $16,206, resulted in the issuance of a new convertible note for $341,206.

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

Purchase Order Financing

On April 4, 2022, our SST subsidiary entered into a $500,000 purchase order financing agreement with First Avenue Funding. Draws on the facility incur a 2% per month interest rate, are secured by signed purchase orders, and personally guaranteed by our CEO, Vikram Grover. We immediately drew down the entire facility and wired proceeds to SMART Technologies ULC to pay down our line with that vendor. Today, the line has a balance of $0.

Increase to Asset Backed Credit Facility

On June 21, 2022, we increased the availability under our asset backed financing facility with Thermo Communications Funding, LLC to $1.5 million from $1.0 million. An additional commitment fee equal to 2% of the amount of the increase was due and payable pro rata on a monthly basis.

Repayment of Convertible Debt in Default

On July 25, 2022, we retired $122,500 in third-party junior convertible debt owed to 1800 Diagonal Lending LLC in default for $169,000 cash. Subsequent to the payment, we have no loans drawn from 1800 Diagonal Lending LLC or its affiliates.

$264,000 MCA Refinancing

On December 1, 2022, our SST subsidiary entered into a first position merchant cash advance (“MCA”) agreement with Capitalized Business Funding that netted us $200,000, with proceeds applied to retire balances under a previous similar facility and to provide working capital. The loan matures in one year, with $264,000 due at that time subject to early payment discounts.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

UNAUDITED (RESTATED)

$140,000 MCA Financing

On January 12, 2023, we entered into a second position merchant cash advance (“MCA”) agreement with CAPYBARA CAPITAL, LLC netting us $95,000. Monies of $140,000 are due in 44 weeks, with early payment discounts.

SST Founder Employment Status and Compensation Change Agreement:

On or around December 19, 2022, after several weeks of negotiations, FOMO Worldwide entered into a Employment Status and Compensation Change Agreement which consisted of the following elements:

Element 1: Total Dollar Value: $45,480

1.	In March of 2022, Mitchell Schwartz issued a cash loan to FOMO Worldwide in the amount of $185,000 with a Success Fee of $10,000 for a total repayment of $195,000; non-amortized.

2.	Mr. Schwartz received a single payment of $50,000 from SST for partial repayment of this loan.

3.	In exchange for the remainder of Insider Loan, ($145,000) Mr. Schwartz agreed to take assignment of a $100,000 Real Estate Loan, made by SST to an affiliate. This note included the repayment to Mr. Schwartz of the $10,000 Success Fee and monthly interest of $1,250 which matured Feb. 28, 2022. Total value of this note now issued to Mr. Schwartz and no longer associated with FOMO was $118,750.00

4.	The remaining balance of the Insider Loan, equal to $26,250 ($145,000 - $118,750)

5.	This agreement retained Mr. Schwartz residual salary through Feb. 2023, equal to $19,230

Element 2: Total Dollar Value: $139,000

1.	At point of purchase of SMARTSolution Technologies, LP, INC., FOMO Worldwide agreed to a 1.5% override of gross revenues for the prior year, ending Dec. 2021. This was equivalent to $139,000 and was included in the purchase agreement.

Element 3: Total Dollar Value: $100,000

1.	At point of purchase of SMARTSolution Technologies, LP/Inc., FOMO Worldwide issued One-Million Series B Shares to Mr. Schwartz. This was included in the purchase agreement.

2.	At the point of the Employment Status and Compensation Change Agreement, Mr. Schwartz agreed to return to FOMO these shares as a goodwill gesture and for exclusion of liability for any accounting discrepancy that may have occurred prior to his new employee agreement.

3.	FOMO WORLDWIDE, along with accepting the return of the aforementioned shares, included as part of the new purchase and employee agreement, agreed to a single payment of $100,000 for the total value of the shares returned by Mr. Schwartz.

Summary:

1.	All items associated with this agreement were equal in value to $284,480 and are to be paid to Mr. Schwartz as monthly payroll outlay over 36 Months, beginning in March of 2023.

Amended Loan to Affiliate Himalaya Technologies, Inc. p/k/a Homeland Resources Ltd.

Effective September 1, 2022, we increased our available loan to Himalaya Technologies, Inc. of $50,000.00 to $100,000.00 to fund its operations. On or around that date we waived all defaults on the loan and extended the maturity of the loan to December 31, 2023.

Letters of Intent Signed for Acquisitions of Learning Management Systems and Training Content Providers

On January 13, 2023, FOMO signed a letter of intent (“LOI”) to acquire a UK-based provider of learning management systems (“LMS”), which are software applications for the administration, documentation, tracking, reporting, automation, and delivery of educational courses, training programs, materials or learning and development programs. The business generates revenues of several hundred thousand British pounds and is growing its top line at a double digit % annual rate (unaudited). Total consideration is as follows: 1) GBP £800,000 cash at close, plus 2) GBP £400,000 in a non-interest-bearing seller’s note (paid in one year after close), plus 3) a performance-based payment of up to GBP £200,000 subject to 30% revenue growth for the calendar year after the Closing Date. The Company’s balance sheet will remain as-is during the term the LOI is active and until the Closing Date, with no distributions, capital calls, bonuses to management or shareholders, salary increases, adjustments to working capital, etc. for any purpose, unless otherwise agreed by FOMO in writing. The process is conditioned on the completion of due diligence, legal and accounting review, documentation that is satisfactory to all parties, and the successful raise by us of certain financing, if any. Execution of a securities purchase agreement (“SPA”) and related definitive agreements are targeted as soon as practical but not later than April 30, 2023 (the “Closing” and such date, the “Closing Date”).

On January 17, 2023, we signed a purchase agreement to acquire the assets of a provider of online training and compliance software, services, and content primarily to the agriculture and food industries based in the Midwest. The business was founded in 1980, generates roughly $400,000 - $500,000 in annual revenues, is EBITDA+, and can potentially be grown organically into other regions of the country and into new verticals including education, manufacturing, healthcare, and other. We intend to place the assets, which have a total purchase price of $280,000 cash including closing funds of $155,000, seller notes of $110,000 and an earn-out valued at $15,000 but with no ceiling, into our wholly owned subsidiary SMARTSolution Technologies Inc., a sister entity to our wholly owned education technology subsidiary SMARTSolution Technologies LP. Closing is targeted by March 17, 2023, though we intend to work vigorously to consummate the deal sooner. Our auditors have indicated the size of the business relative to FOMO will not trigger an audit requirement for the target. We agreed to make a $10,000 non-refundable earnest payment towards closing. There is no equity component to the consideration for this transaction or dilution to existing shareholders.

On February 3, 2023, we signed a letter of intent (“LOI”) to acquire the assets of a USA-based learning management system (“LMS”) and training content provider for $400,000, including $150,000 cash, $150,000 in Series B Preferred stock, and a $100,000 earn-out plus incentive stock options for employees. Execution of a definitive agreement for the proposed transaction is required by May 31, 2023.

On February 27, 2023, the Company signed a letter of intent to purchase a provider of modular buildings and construction services generating an estimated $10 million annual revenues and $1 million annual EBITDA in 2022. The Target’s customers include K12 schools, police departments, fire departments, and municipalities in the state of Florida. There are no assurances FOMO will be able to complete the transaction based on planned due diligence or required financing.

On February 28, 2023, the Company issued 310,000,000 incentive stock options to employees of its wholly owned subsidiary SMARTSolution Technologies L.P. with a strike price of .0005 and a three-year expiration. The options expire at close of business on March 1, 2026 and do not vest unless each employee is employed by SST on or after March 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q to “the Company,” “FOMO,” “us,” “we,” “our,” and similar terms refer to FOMO WORLDWIDE, INC. and its subsidiaries.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and management cannot assure any reader that such statements will be realized, or the forward-looking events and circumstances will in fact occur. The Company’s actual results may differ materially from those anticipated, estimated, projected, or expected by management.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

Company Overview

General

From 2014 through 2019, the Company, which was then known as “2050 Motors, Inc.” was seeking to import, market and sell in the United States, Puerto Rico, the U.S. Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle and electric light truck which was to be manufactured by Jiangsu Aoxin New Energy Automobile Co., Ltd. (“Aoxin Automobile”) located in the People’s Republic of China (the “PRC”). Although the Company had entered into a definitive agreement with Aoxin Automobile, However, due to export restrictions imposed by the PRC, as well as tariffs imposed by the United States as a result of its trade dispute with China, the Company encountered substantial delays and was unable to commercially launch the vehicles in the U.S. Accordingly, in May 2019, the Company discontinued its planned electric vehicle business and instead focused its efforts on exploring investment opportunities which management believed offered better potential to generate revenues and create shareholder value.

Acquisition of IAQ Technologies LLC

On October 19, 2020, the Company acquired 100% of the membership interests of Purge Virus, LLC in exchange for the issuance of 2,000,000 Series B Preferred Shares valued at $800,000 to its member. We subsequently changed the name of the company to IAQ Technologies LLC (“IAQ”). IAQ, which is based in Philadelphia, PA, is engaged in the marketing and sale of disinfection products and services to businesses, including hotels, hospitals, cruise ships, offices, and government facilities, as well as to individuals. Products and services marketed by IAQ include:

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

Acquisitions of Independence LED Lighting, LLC and Energy Intelligence Center, LLC

On February 12, 2021 the Company purchased the assets of Independence LED Lighting, LLC (“iLED”), later rebranded as IAQ Technologies, LLC, in exchange for the issuance of 250,000 Series B Preferred Shares valued at $3.3 million iLED, is in the sale of clean air products intended for use in disinfecting and improving air quality.

On March 7, 2021, the Company purchased the assets of Energy Intelligence Center, LLC (“EIC of PA”), an affiliate of iLED, in exchange for the issuance of 125,000 Series B Preferred Shares valued at $1,479,121. EIC is engaged in the commercialization, marketing and licensing of software designed to work in conjunction with a commercial building’s HVAC system to clean the air that circulates within the building.

Following the acquisitions of the assets of ILED and EIC, the Company combined the assets and businesses of iLED and EIC PA into a newly formed wholly- owned subsidiary, energy Intelligence Center, LLC (“EIC Wyoming”).

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

.

On February 28, 2022, FOMO closed the acquisition of the general and all the limited partnership interests of SMARTSolution Technologies L.P. and SMARTSolution Technologies, Inc. (collectively “SST”) pursuant to a Securities Purchase Agreement dated February 28, 2022 (the “SPA”), by and between the Company and Mitchell Schwartz (“Seller”), the beneficial owner of the general and limited partnership interests in SST. SST is a Pittsburgh, Pennsylvania–based audio/visual systems integration company that designs and builds presentation, teleconferencing and collaborative systems for businesses, educational institutions, and other nonprofit organizations.

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

SST has been engaged in the education technology and services business for over 25 years. SST markets its systems to and installs the systems in elementary, middle and high schools, as well as colleges, universities, and other commercial facilities. A current focus of SST’s business is the sale and installation of interactive smartboards to elementary, middle and high schools. These interactive smartboards provide students with interactive remote access from home or other locations to classrooms and teachers via personal computers, laptops, tablets, and similar devices. Students can gain SST currently markets its systems primarily in Pennsylvania and Ohio, is in the process of expanding into the Alabama and Michigan markets and plan to expand further throughout the United States as opportunities present itself.

As a result of the growth in remote learning, as a result of the COVID-19 pandemic and otherwise, SST is currently experiencing a significant increase in orders and sales and a growth in backlog. Since the closing of the acquisition, FOMO WORLDWIDE, INC. has secured approximately $600,000 in debt and convertible debt financing to support SST’s fulfillment of additional orders and reduction of its backlog.

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

The primary competitor of SST in the Pennsylvania and Ohio regions is a Philadelphia-based entity which also markets and sells interactive whiteboards. SST believes that it competes effectively based on its contacts and relationships with its existing and potential customers. However, there can be no assurance given that SST additional competitors with greater financial and other resources will not enter SST’s market or that SST will be able to successfully compete as it enters new geographic markets.

SST currently employs 13 people, including 4 in administration, 2 in sales and 7 in installation. As a result of its growing backlog, SST is currently seeking to expand its installation and sales staff.

Costs and Resources

FOMO WORLDWIDE, INC. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative, or other arrangements with corporate partners, licensees, or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of March 31, 2021, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our financial statements.

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

Identify the contract with a customer.

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

Identify the performance obligations in the contract.

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

Determine the transaction price.

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

Allocate the transaction price to performance obligations in the contract.

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

Recognize revenue when or as the Company satisfies a performance obligation.

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

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASUs to the FASB’s Codification. We consider the applicability and impact of all ASUs on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

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

Results of Operations

Three months ended March 31, 2022 as compared to three months ended March 31, 2021

Sales. During the three months ended March 31, 2022 and 2021, the Company had $592,291 and $151,392 in sales, respectively. The increase from the 2021 quarter to the 2022 quarter was $440,899 (291%). Sales for the 2022 quarter included one month of SST’s operations, which resulted in the increase from the 2021quarter.

Cost of Sales. During the three months ended March 31, 2022 and 2021, the Company incurred $520,847 and $132,221 in cost of sales, respectively. The increase from the 2021 quarter to the 2022 quarter was $388,626 (294%). Cost of sales include product sales and payroll. Cost of sales for the 2022 quarter included one month of SST’s operations, which resulted in the increase from the 2021 quarter.

Gross Profit. Gross profit expressed as a percentage of sales for the three months ended March 31, 2022 was 12%, which was relatively unchanged from 13% for the three months ended March 31, 2021.

General and Administrative Expenses. During the three months ended March 31, 2022 and 2021, the Company incurred general and administrative expenses of $1,223,824 and $589,785, respectively, consisting primarily of salaries and professional fees. The increase from the 2021 quarter to the 2022 quarter was $634,039 (108%). General and administrative expenses for the 2022 quarter included one month of SST’s operations, which resulted in the increase from the 2021 quarter.

Other Income (Expense). For the three months ended March 31, 2022 and 2021, the Company reflected other expense – net of $673,428 and $1,818,616, respectively. The decrease from the prior period was $1,145,188 (63%).

For the quarter ended March 31, 2022, other income (expenses) consisted of interest expense of $58,102, amortization of debt discount of $205,776, change in fair value of derivative liabilities of $2,716, derivative expense of $12,192, loss on debt extinguishment of $205,691, gain on debt extinguishment of $100,693 and change in fair value of marketable securities of $289,644.

For the quarter ended March 31, 2021, other income (expenses) consisted of interest expense of $211,312, change in fair value of derivative liabilities of $1,375,374 and loss on debt extinguishment of $231,930.

Net Loss. For the three months ended March 31, 2022, operating losses combined with non-operating expenses of $673,427 resulted in net loss of $(1,825,808).

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

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2022, the Company had:

●	a net loss of $1,825,808; and
●	net cash used in operations of $791,893.

Additionally, at March 31, 2022, the Company had:

●	an accumulated deficit of $22,116,012;
●	stockholders’ deficit of $87,341; and
●	a working capital deficit of $1,851,920.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the three months ended March 31, 2022 and 2021, the Company reflected net cash used in operating activities of $791,893 and $348,225, respectively, an increase of $443,668 (127%). Operating activities primarily consist of stock-based compensation, warrants issued for services, change in fair value of derivative liabilities, loss on debt extinguishment, gain on debt extinguishment, change in fair value of marketable equity securities accounts receivable, inventory, accounts payable and accrued expenses and deferred revenues.

Investing Activities

For the three months ended March 31, 2022 and 2021, the Company reflected net cash provided by investing activities of $196,351 and $0; primarily consisting of cash acquired in acquisition of SST and purchases of securities - net of proceeds from sales of securities.

Financing Activities

For the three months ended March 31, 2022 and 2021, the Company reflected net cash provided by financing activities of $570,984 and $605,158, respectively, a decrease of $34,174 (6%). Financing activities primarily consisted of proceeds and repayments from debt, drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

During the three months ended March 31, 2022, the Company received $253,750 of borrowed funds from non-related parties through the sale of convertible notes payable, $1,022,749 in an asset backed loan against the accounts receivable of SST and $195,000 loan from a related party (CEO of SST). The Company also repaid $516,234 in non-related party loans, $194,049 in related party loans, $150,000 in an SBA loan and $40,232 in the asset backed loan.

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

Delinquent Loans

At March 31, 2022, the Company was not in technical default on any of its debt arrangements. Subsequent to March 31, 2022, the Company became in default of its convertible debt obligations due to its delinquent SEC periodic filings.

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

Additionally, subsequent to the issuance of the condensed consolidated financial statements as of and for the period ended March 31, 2022, the Company identified accounting errors attributable to the Company’s revenue recognition policies relating to its percentage of completion calculations as well as work in progress (“WIP”) billings, as well as inventory for our wholly owned subsidiary, SMARTSolution Technologies LP, which resulted in a restatement of the Company’s condensed consolidated financial statements for the quarterly periods ended March 31, 2022. As a result of the restatement, we determined that we have a material weakness in our internal control over financial reporting relating to the ineffective operation of management’s control over the recording of such costs as services were being rendered, failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements, and loack of evidence for proper approval and review of disbursements.

As of the end of the period covered by this report on Form 10-Q, our President and Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures are not effective in timely alerting them to material information relating to FOMO WORLDWIDE, INC. required to be included in our Exchange Act filings.

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

FOMO WORLDWIDE, INC.

Date: March 24, 2023	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive. Financial and Accounting Officer)

