Form 10-Q/A
period 2022-06-30
FOMO WORLDWIDE, INC.
filed 2023-03-24
CIK 867028

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

EXPLANATORY NOTE

As previously reported in the Registrant’s Current Reports on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2022 and November 18, 2022, the Board of Directors of FOMO WORLDWIDE, INC. previously known as “FOMO WORLDWIDE, INC.” (the “Company”) concluded that the Company’s unaudited financial statements for the period ended June 30, 2022, included in its Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022, contained material misstatements and should not be relied upon. The misstatement related to accounting errors attributable to our revenue recognition policies. In particular, our percentage of completion calculations as well as work in progress (“WIP”) billings and our inventory for our wholly owned subsidiary, SMARTSolution Technologies, LP., were incorrect. See note 13 included herein for additional details.

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

The Company has concluded there was a material weakness in the Company’s internal control over financial reporting as of June 30, 2022 and that its disclosure controls and procedures were ineffective as of June 30, 2022. See additional discussion included in Part I, Item 4 of this amended quarterly report.

FOMO WORDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOMO WORLDWIDE, INC.

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
	(Unaudited)
	(Restated)
Assets

Current Assets
Cash	$233,688	$94,224
Accounts receivable - net	1,196,170	36,790
Loan receivable - related party	41,132	53,732
Inventory - net	499,234	8,114
Prepaids and other	63,363	223
Total Current Assets	2,033,587	193,083

Property and equipment - net	80,239	-

Operating lease - right-of-use asset	316,460	-

Goodwill	1,443,688	-

Investments	228,206	765,463

Total Assets	$4,102,180	$958,546

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$914,338	$40,117
Accounts receivable credit facility	754,695	-
Operating lease liability	60,472	-
Convertible notes payable - net	546,353	89,305
Loans payable- other	204,608	-
Loan payable - related parties	9,491	22,714
Preferred dividends payable	92,892	-
Deferred revenue	1,116,315	11,100
Derivative liabilities	958,406	1,105,537
Total Current Liabilities	4,657,570	1,268,773

Long Term Liabilities
Loans payable - related parties	90,880	-
Convertible notes payable - related party - net	195,000	-
Operating lease liability	260,950	-
Total Long-Term Liabilities	546,830	-

Total Liabilities	5,204,400	1,268,773

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, Class A, $0.0001 par value, 78,000,000 shares designated, 5,750,000 and 5,750,000 shares issued and outstanding, respectively	575	575
Preferred stock, Class B, $0.0001 par value, 20,000,000 shares designated, 6,839,982 and 5,249,982 shares issued and outstanding, respectively	659	525
Preferred stock, Class C, $0.0001 par value, 2,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common stock, no par value, 20,000,000,000 shares authorized 8,185,213,242 and 7,177,931,757 shares issued and outstanding, respectively	8,941,860	8,631,776
Additional paid-in capital	13,185,477	11,301,942
Accumulated deficit	(23,230,891)	(20,245,145)
Total Stockholders’ Equity (Deficit)	(1,102,220)	(310,227)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,102,180	$958,546

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Restated)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Sales - net	$2,888,628	$105,471	$3,480,919	$256,863

Cost of sales	2,668,240	65,285	3,189,087	197,506

Gross profit	220,388	40,186	291,832	59,357

General and administrative expenses	457,485	826,286	1,681,309	1,416,071

Loss from operations	(237,097)	(786,100)	(1,389,477)	(1,356,714)

Other income (expense)
Interest expense	(189,070)	445,622	(247,172)	234,310
Amortization of debt discount	(146,916)	-	(352,692)	-
Change in fair value of derivative liabilities	(14,109)	1,800,000	(16,825)	424,626
Derivative expense	(182,695)	-	(194,887)	-
Gain on debt extinguishment (derivative liabilities - convertible debt)	-	-	100,693	-
Gain (loss) on debt extinguishment	(7,896)	-	(213,587)	(231,930)
Change in fair value of marketable equity securities	(289,263)	-	(578,907)	-
Gain on debt forgiveness	-	11,593	-	11,593
Loss on investment	-	(288,406)	-	(288,406)
Total other income (expense) - net	(829,949)	1,968,809	(1,503,377)	150,193

Net income (loss)	(1,067,046)	1,182,709	(2,892,854)	(1,206,521)

Preferred stock dividends	(47,833)	-	(92,892)	-

Net loss available to common shareholders	$(1,114,879)	$1,182,709	$(2,985,746)	$(1,206,521)

Income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	8,105,085,037	5,578,818,213	7,776,910,177	5,653,234,527

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2022

(Unaudited) (Restated)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2021	5,750,000	$575	5,249,982	$525	1,000,000	$100	7,177,931,757	$8,631,776	$11,301,942	$(20,245,145)	$(310,227)

Issuance of stock in cashless exercise of warrants	-	-	-	-	-	-	437,500,000	-	-	-	-

Issuance of stock for services	-	-	650,000	65	-	-	-	-	534,935	-	535,000

Acquisition of Smart Solutions Technologies, Inc. - net of broker fees	-	-	1,000,000	100	-	-	-	-	699,900	-	700,000

Issuance of stock in conversion of debt and accrued interest	-	-	-	-	-	-	301,448,152	310,059	-	-	310,059

Conversion of Series B preferred stock into common stock	-	-	(60,000)	(6)	-	-	60,000,000	-	6	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	209,713	-	209,713

Warrants issued for services - related party	-	-	-	-	-	-	-	-	13,981	-	13,981

Reclassification of financial instruments that ceased to be derivative liabilities (warrants)	-	-	-	-	-	-	-	-	325,000	-	325,000

Preferred stock dividends	-	-	-	-	-	-	-	-	-	(45,059)	(45,059)

Net loss	-	-	-	-	-	-	-	-	-	(1,825,808)	(1,825,808)

March 31, 2022	5,750,000	575	6,839,982	684	1,000,000	100	7,976,879,909	8,941,835	13,085,477	(22,116012)	(87,341)

Issuance of stock in cashless exercise of warrants	-	-	-	-	-	-	208,333,333	-	-	-	-

Conversion of Series B preferred stock into common stock			(250,000)	(25)			250,000,000	25			-

Reclassification of financial instruments that ceased to be derivative liabilities (warrants)	-	-	-	-	-	-	-	-	100,000	-	100,000

Preferred stock dividends	-	-	-	-	-	-	-	-	-	(47,833)	(47,833)

Net loss	-	-	-	-	-	-	-	-	-	(1,067,046)	(1,067,046)

June 30, 2022	5,750,000	$575	6,589,982	$659	1,000,000	$100	8,435,213,242	$8,941,860	$13,185,477	$(23,230,891)	$(1,102,220)

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Restated)

	For the Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(2,892,854)	$(1,206,521)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	535,000	241,500
Warrants issued for services	209,713	-
Warrants issued for service - related party	13,981	-
Amortization of debt discount	352,692	-
Amortization of operating lease - right-of-use asset	28,769	-
Depreciation and amortization expense	2,314	-
Change in fair value of derivative liabilities	16,825	331,539
Derivative expense	194,887	-
Gain on debt extinguishment (derivative liabilities - convertible debt)	(100,693)	-
Loss on debt extinguishment	213,587	-
Change in fair value of marketable equity securities	578,907	-
Gain on debt forgiveness	-	(11,593)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(489,799)	(39,062)
Inventory	(282,689)	(231,614)
Prepaids and other	(63,140)	(130,013)
Increase (decrease) in
Accounts payable and accrued expenses	603,390	(221)
Customer deposits	-	127,158
Deferred revenue	433,998	-
Operating lease liability	(23,807)	-
Net cash used in operating activities	(668,919)	(918,827)

Investing activities
Cash acquired in acquisition of Smart Solutions Technologies, Inc.	223,457	-
Purchase of securities - net of sales	(41,651)	-
Repayment - loan receivable - related party	13,825
Advance - loan receivable - related party	(1,225)	-
Net cash provided by investing activities	194,406	-

Financing investing
Proceeds from loans payable	266,000	188,834
Proceeds from issuance of convertible notes	378,750	-
Proceeds from issuance of convertible note - related party	195,000	-
Repayment of loan receivable	-	(25,000)
Repayments of notes payable - government - SBA	(150,000)	-
Repayments of loans payable - related parties	(211,804)	-
Repayment of loan payable	(61,392)	-
Repayment of notes payable	(525,028)	-
Repayment of convertible note - related party	(32,244)	-
Proceeds from draw downs on accounts receivable credit facility	3,796,719	-
Repayment on accounts receivable credit facility	(3,042,024)	-
Proceeds from issuance of Class A preferred stock	-	275,000
Proceeds from issuance of common stock	-	500,000
Net cash provided by financing activities	613,977	938,834

Net increase (decrease) in cash	139,464	20,007

Cash - beginning of period	94,224	12,069

Cash - end of period	$233,688	$32,076

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset obtained in exchange for new operating lease liability	$345,229	$-
Acquisition of SST in exchange for Class B preferred stock	$700,000	$-

Debt discount recorded in connection with derivative liability	$66,851	$-
Issuance of stock in conversion of debt and accrued interest	$166,850	$563,643
Conversion of Class B preferred stock into common stock	$31	$-
Reclassification of financial instruments that ceased to be derivative liabilities (notes and warrants)	$425,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

FOMO WORLDWIDE, Inc. (“FOMO,” “we,” “our” or “the Company”), is focused on the sale of its smart board technology as well as related installation services through its wholly-owned subsidiary SMARTSolution Technologies, L.P. (“SST”). Additionally, the Company markets and sells clean air disinfection products.

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

The parent (FOMO CORP.) and subsidiaries are organized as follows:

Company Name	Incorporation Date		State of Incorporation
FOMO WORLDWIDE, INC. (“FOMO” or the “Company”)	1990		California
FOMO Advisors, LLC (“FOMOAD”)	2021		Wyoming
SMARTSolution Technologies, L.P. (“SST”)	1995	1	Pennsylvania
IAQ Technologies, LLC (“IAQ”)	2020	2	Pennsylvania
Energy Intelligence Center, LLC (“EIC”)	2021	3	Wyoming

1	The Company was acquired on February 28, 2022
2	The Company was acquired in 2020
3	The Company was formed in 2021

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

The interactive smartboards which form the key element of SST’s interactive systems are supplied by a single supplier in Canada, SMART Technologies LLC, which is a subsidiary of a large multi-national company, Foxconn (of Hon Hai Technology Group). SST believes that its relationship with its supplier is excellent, although there can be no assurance that if the relationship with the supplier was interrupted or otherwise adversely affected that an alternative source of supply at commercially reasonable cost would be available or that SST’s business would not be seriously harmed.

See note 9.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

At June 30, 2022 and December 31, 2021, goodwill was $1,443,688 and $0, respectively.

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

Assets and liabilities measured at fair value at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$228,206	-	$-	$228,206
Total Assets	$228,206	$-	$-	$228,206

Liabilities
Derivative liabilities	$-	-	$958,406	$958,406
Total	$-	$-	$958,406	$958,406

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$740,463	-	$-	$740,463
Total Assets	$740,463	$-	$-	$740,463

Liabilities
Derivative liabilities	$-	-	$1,105,537	$1,105,537
Total	$-	$-	$1,105,537	$1,105,537

Level 1 Investments consist of common stock, options and warrants of publicly traded companies which are considered to be highly liquid and easily tradeable. The Company also holds Level 3 investments in the common stock of a private company.

Derivative liabilities are derived from certain convertible notes payable and warrants.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

The Company had the following concentrations at June 30, 2022 and December 31, 2021, respectively. All concentrations relate solely to the operations of SST.

	Six Months Ended	Year Ended
Customer	June 30, 2022	December 31, 2021
A	16%	0%
B	11%	0%
C	10%	0%
Total	37%	0%

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

At June 30, 2022 and December 31, 2021 inventory consisted of:

Classification	June 30, 2022	December 31, 2021
Smart Boards	$487,679	$-
Clean Air Technology	11,555	8,114
Total Inventory	$499,234	$8,114

During the three and six months ended June 30 , 2022 and 2021 , impairment expense was $0 and $0, respectively.

The Company had the following vendor purchase concentrations at June 30, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Six Months Ended June 30,
Vendor	2022	2021
A	88%	0%
Total	88%	0%

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

At June 30, 2022 and December 31, 2021, the Company had deferred revenue of $1,116,315 and $11,100, respectively.

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$3,191,542	91%	$-	0%
Installation and repair services	265,198	8%	-	0%
Clean air technology products	24,179	1%	256,863	100%
Total Revenues	$3,480,919	100%	$256,863	100%

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

The Company had the following sales concentrations at June 30, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Six Months Ended June 30,
Customer	2022	2021
A	27%	0%
B	18%	0%
C	6%	0%
Total	51%	0%

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $10,424 and $0 in marketing and advertising costs during the three months ended June 30, 2022 and 2021.

The Company recognized $23,724 and $0 in marketing and advertising costs during the six months ended June 30, 2022 and 2021.

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

The following potentially dilutive equity securities outstanding as of June 30, 2022 were as follows:

June 30, 2022
Series A, preferred stock (1)	287,500,000
Series B, preferred stock (2)	6,589,982,000
Series C, preferred stock (3)	1,000,000
Convertible notes and related accrued interest (4)	3,928,755,090
Warrants (5)	1,737,113,095
Total	12,544,350,185

1 –	Each share converts into 50 shares of common stock.

2 –	Each share converts into 1,000 shares of common stock.

3 –	Each share converts into 1 share of common stock.

4 -	Certain notes have exercise prices that have a discount to market and cause variability into the potential amount of common stock equivalents outstanding at each reporting period. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

5 -	Represents those that are vested and exercisable.

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2022, the Company had:

●	Net loss of $2,892,854; and
●	Net cash used in operations was $668,919

Additionally, at June 30, 2022, the Company had:

●	Accumulated deficit of $23,230,891
●	Stockholders’ deficit of $1,102,220; and
●	Working capital deficit of $2,623,983

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

Note 4 – Loan Receivable – Related Party

During 2021, the Company has advanced funds to an affiliate of the Company’s Chief Executive Officer to pay for corporate operating expenses. The Company expects to receive repayment in 2022.

The following is a summary of the Company’s advances – related party is as follows:

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021
Maturity date	Due on Demand
Interest rate	20%
Collateral	Unsecured

Balance - December 31, 2020	$-
Advances	53,732
Balance - December 31, 2021	53,732
Advances	3,264
Repayments	(15,864)
Balance - June 30, 2022	$41,132

Note 5 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	June 30, 2022	December 31, 2021	Lives (Years)

Leasehold Improvements	$178,278	$-	40
Vehicles	70,221	-	5 - 10
Furniture	19,595	-	10
Equipment	5,000	-	5
Computer	-	-	5
	273,094	-
Accumulated depreciation	192,855	-
Total property and equipment - net	$80,239	$-

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

During the year ended December 31, 2019, the Company received 1,000,000 shares of KANAB CORP. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0122 per share or $12,220 at the acquisition date. On July 31, 2021, the Company transferred the shares to Himalaya Technologies Inc (HMLA) for 150,000 shares of the preferred B stock in HMLA. The Company valued the investment of HMLA and the carrying value of KANAB CORP at the time the shares were exchanged. The fair value at December 31, 2021 for HMLA is $12,000. HMLA is a related party as it has common officers and control. On June 28, 2021, FOMO Advisors LLC was also granted 50,000,000 warrants with a five-year expiration and $.0001 exercise price of Himalaya Technologies Inc (HMLA). The warrants were valued at zero due to their illiquid nature.

On October 4, 2021, the Company invested $25,000 for 25,000 common shares in GenBio, Inc. The Company valued the shares at $1/share. On January 24, 2022, March 3, 2022, April 6,2022 and April 7, 2022, the Company invested an additional $15,000 for 15,000 shares, $10,000 for 10,000 shares, $7,500 for 7,500 shares and $7,500 for 7,500 shares of GENBIO, Inc., respectively. GenBio, Inc is a private Biotechnology Company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. The Company’s research has shown that these active compounds decrease obesity-induced increases in abdominal fat pads, blood pressure, fatty liver, and insulin resistance.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

In 2021, the Company’s Chief Executive Officer assigned his investment brokerage account with Interactive Brokers to the Company. The investments in the account are marketable equity securities.

The following is a summary of the Company’s investments at June 30, 2022 and December 31, 2021.

June 30, 2022
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options and warrants	Various	Various	Various	$67,206	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock and warrants	2021	150,000	$0.08	12,000	2
Mobicard, Inc. (PTOP)	Common stock	2019	210,000,000	$0.0004	84,000	3
GenBio, Inc.	Private company	2021 and 2022	50,000	$1.00	65,000	4
					$228,206

1 -	all investments are held at our third-party independent broker. $33,475 of the investments were in one security at March 31, 2022, and (15,762) was a short position in one security. The remaining investments are in foreign exchange cash.
2 -	during 2021, the Company exchanged 1,000,000 shares of Kanab Corp for 150,000 shares of Series B, preferred stock in HMLA. During 2021, a subsidiary of the Company also received 50,000,000 warrants with a five-year expiration and $.0001 exercise price of HMLA. Our CEO is also the CEO of HMLA.
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2022, the Company purchased 40,000 shares of GenBio, Inc. for $40,000 ($1/share)

June 30, 2022
		Gross Unrealized	Gross Unrealized
Description	Cost	Gains	Losses	Fair Value

Marketable securities	$865,579	$-	$(798,373)	67,206

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

December 31, 2021
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options, and warrants	Various	Various	Various	$581,243	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock and warrants	2021	150,000	$0.08	12,220	2
Mobicard, Inc. (PTOP)	Common stock	2019	210,000,000	$0.0007	147,000	3
GenBio, Inc.	Private company	2021	25,000	$1.00	25,000	4
					$765,463

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of Kanab Corp for 150,000 shares of Series B, preferred stock in HMLA. During 2021, a subsidiary of the Company also received 50,000,000 warrants with a five-year expiration and $.0001 exercise price of HMLA. Our CEO is also the CEO of HMLA.
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2021, the Company purchased 25,000 shares of GenBio, Inc. for $25,000 ($1/share)

December 31, 2021
		Gross Unrealized	Gross Unrealized
Description	Cost	Gains	Losses	Fair Value

Marketable securities	$1,200,500	$-	$(435,037)	765,463

Note 7 – Debt

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at June 30, 2022 and December 31, 2021, respectively:

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

Convertible Notes Payable

The Company executed several convertible notes with various lenders as follows:

Convertible Notes Payable
	GS Capital	PowerUp Lending	Sixth Street Lending	Various

Issuance Dates of Convertible Notes	June 2021 - January 2022	September 2021	October 2021 - January 2022	2019 - 2020
Maturity Dates of Convertible Notes	April 2022 - January 2023	September 2022	October 2022 - January 2023	2019 - 2021
Interest Rate	10%	12%	12%	10% - 12%
Default Interest Rate	24%	22%	22%	22%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion Rate	$0.001 or 60% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period

	GS Capital	PowerUp Lending		Sixth Street Lending	Various	Total

Balance - December 31, 2020	$-		$-	$-	$226,186	$226,186
Debt converted to common stock	-		-	-	(483,436)	(483,436)
Proceeds from issuance of notes	380,000		43,750	78,750	372,250	874,750
Prepayment of convertible note in cash	-		-	-	(115,000)	(115,000)
	$380,000		$43,750	$78,750	$-	$502,500
Less: unamortized debt discount	(318,455)		(31,524)	(63,216)	-	(413,195)
Balance - December 31, 2021	$61,545		$12,226	$15,534	-	$89,305

Balance - December 31, 2021	$380,000		$43,750	$78,750	$-	$502,500
Proceeds from issuance of notes	335,000		-	43,750	-	378,750
Conversion of accrued interest to note	16,206					16,206
Conversion of debt to common stock	(55,000)		(43,750)	-	-	(98,750)
	676,206		-	122,500	-	798,706
Less: unamortized debt discount	(204,695)		-	(47,658)		(252,353)
Balance - June 30, 2022	$471,511	$		$74,842	$-	$546,353

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

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

During the six months ended June 30, 2022, third-party lenders converted $104,367 of principal, interest and penalties into 301,448,152 shares of common stock. This resulted in a loss on debt extinguishment of $205,691.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

Convertible Note Payable – Related Party

In March 2022, the Chief Executive Officer of SST advanced funds to the Company as follows:

Convertible Debt
Related Party

Issuance Date of Convertible Note	March 31, 2022
Maturity Date of Convertible Note	September 30, 2022
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	1
Conversion Rate	2

Balance - December 31, 2021	$-
Proceeds from issuance of note	195,000
Repayments	0
Balance - June 30, 2022	$195,000

1	200,000 shares of Series B, Preferred Stock
2	Converts into Series B, preferred stock at $1/share ($0.001/share in common stock - 1,000 ratio)

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $321,705.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED

RESTATED

Loans payable - related parties is as follows:

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
	Related Party	Related Party	Related Party	Total

Issuance Date of Loan	Various	Various	Various
Maturity Date of Convertible Note	Due on Demand	Due on Demand	Due on Demand
Interest Rate	0.00%	0.00%	0.00%
Default Interest Rate	0.00%	0.00%	0.00%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	None	None	None

Balance - December 31, 2020	$-	$3,574	$-	$3,574
Proceeds from advances	-	1,594	17,546	19,140
Balance - December 31, 2021	-	5,168	17,546	22,714
Debt acquired in SST acquisition	321,705	-	-	321,705
Advance	89,387	-	-	89,387
Repayments	(321,705)	(101)	(11,629)	(333,435)
Balance - June 30, 2022	$89,387	$5,067	$5917	$100,371

1	-	reflects activity related to the Company’s current Chief Executive Officer of SST.

2	-	reflects activity related to the Company’s former Chief Executive Officer of FOMO.

3	-	reflects activity related to the Company’s current Chief Executive Officer of FOMO.

Loan Payable – Other

In 2022, the Company executed a loan with a lender for $266,000, including interest of $70,050, resulting in net proceeds of $195,950. The Company is required to pay $5,116 over a period of 52 weeks to repay the loan.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

At June 30, 2022, the Company is in default on the financial covenants noted above, however, the lender has not exercised its rights of default. The Company and the lender continue to operate under the terms of the agreement without disruption.

The Company and its subsidiaries are guarantors of this Agreement.

Accounts receivable credit facility is as follows:

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2021	$-
Proceed from drawdowns	3,629,865
Repayments	(2,875,170)
Balance - June 30, 2022	$754,695

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

Note 9 – Acquisition and Pro Forma Financial Information

Acquisition for the Six Months Ended June 30, 2022

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

The table below summarizes preliminary estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Series B, preferred stock issued on February 28, 2022 (1,000,000 shares) (1)	$700,000

Fair value of consideration transferred	700,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	223,457
Accounts receivable	669,580
Inventory	208,431
Property and equipment	82,553
Operating lease - right-of-use asset	345,229
Total assets acquired	1,529,250

Accounts payable and accrued expenses	268,553
Contract liabilities (deferred revenue)	671,217
Loan payable - related party	321,705
Note payable - government – SBA	150,000
Notes payable	516,234
Operating lease liability	345,229
Total liabilities assumed	2,272,938

Total net liabilities assumed	(743,688)

Goodwill in purchase of Smart Solution Technologies, Inc.	$1,443,688

(1)	Fair value of common stock was determined based upon the quoted closing trading price on date of issuance on as-converted basis to common stock.

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

This proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time:

Year Ended
December 31, 2021

Revenues	$4,351,409

Net loss	$(12,263,881)

Loss per share – basic	$(0.00)

Loss per share – diluted	$(0.00)

Weighted average number of shares – basic	16,511,004,083

Weighted average number of shares – diluted	16,511,004,083

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	6,589,982 and 5,249,982 shares designated, issued and outstanding at June 30, 2022 and December 31, 2021, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (6,589,982,000 and 5,249,982,000 equivalent shares of common stock, at June 30, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (6,589,982,000 and 5,249,982,000 votes, at June 30, 2022 and December 31, 2021, respectively)
-	Dividends – 1% per year accrue whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at June 30, 2022 and December 31, 2021, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at June 30, 2022 and December 31, 2021, respectively)
-	Voting – 100,000 votes for each share held (100,000,000,000 and 100,000,000,000 votes, at June 30, 2022 and December 31, 2021, respectively)
-	Dividends – 1% per year accrue whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

Conversion of Class B Preferred Stock to Common Stock

The Company issued 310,000,000 shares of common stock in connection with the conversion of 310,000 shares of Class B preferred stock. The transaction had a net effect of $0 on stockholders’ deficit.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

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

Note 13 – Restatements

The following misstatement related to accounting errors attributable to the Company’s revenue recognition policies relating to its percentage of completion calculations as well as work in progress (“WIP”) billings, as well as inventory for our wholly owned subsidiary, SMARTSolution Technologies LP. The following summarizes the impact of the restatements on the consolidated Balance Sheets:

	As Filed	Adjustments	Restated
Assets
Current Assets
Cash	$233,688	$-	$233,688
Accounts receivable - net	1,270,215	(74,045)	1,196,170
Loan receivable - related party	56,996	(15,864)	41,132
Inventory - net	725,265	(226,031)	499,234
Prepaids and other	8,741	54,622	63,363
Total Current Assets	2,294,905	(261,318)	2,033,587

Property and equipment - net	140,626	(60,387)	80,239

Operating lease - right-of-use asset	316,460	-	316,460

Goodwill	806,854	636,834	1,443,688

Investments	228,427	(221)	228,206

Total Assets	$3,787,272	$314,908	$4,102,180

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$946,358	$(32,020)	$914,338
Accounts receivable credit facility	732,432	22,263	754,695
Operating lease liability	60,472	-	60,472
Convertible notes payable - net	546,353	-	546,353
Loans payable- other	204,608	-	204,608
Loans payable - related parties	9,109	382	9,491
Preferred dividend payable	0	92,892	92,892
Deferred revenue	825,340	290,975	1,116,315
Derivative liabilities	958,406	-	958,406
Total Current Liabilities	4,283,078	374,492	4,657,570

Long Term Liabilities
Loans payable - related parties	-	90,880	90,880
Convertible notes payable - related party - net	162,755	32,245	195,000
Operating lease liability	260,950	-	260,950
Total Long-Term Liabilities	423,705	123,125	546,830

Total Liabilities	4,706,783	497,617	5,204,400

Stockholders’ Equity (Deficit)
Preferred stock, Class A	575	-	575
Preferred stock, Class B	684	(25)	659
Preferred stock, Class C	100	-	100
Common stock	8,941,835	25	8,941,860
Additional paid-in capital	13,185,477	-	13,185,477
Accumulated deficit	(23,048,182)	(182,709)	(23,230,891)
Total Stockholders’ Equity (Deficit)	$(919,511)	$(182,709)	$(1,102,220)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,787,272	$314,908	$4,102,180

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

The following summarizes the impact of the restatements on the consolidated Statements of Operations for the six months ended June 30, 2022:

	As Filed	Adjustments	Restated

Sales - net	$3,880,576	$(399,657)	$3,480,919

Cost of sales	3,509,160	(320,073)	3,189,087

Gross profit	371,416	(79,584)	291,832

General and administrative expenses	1,664,444	16,865	1,681,309

Loss from operations	(1,293,028)	(96,449)	(1,389,477)

Other income (expense)
Interest expense	(261,571)	14,399	(247,172)
Amortization of debt discount	(352,692)	-	(352,692)
Change in fair value of derivative liabilities	(16,285)	(540)	(16,825)
Derivative expense	(194,887)	-	(194,887)
Gain on debt extinguishment (derivative liabilities – convertible debt)	100,693	-	100,693
Loss on debt extinguishment	(205,691)	(7,896)	(213,587)
Change in fair value of marketable equity securities	(579,036)	129	(578,907)
Gain on debt forgiveness	-	-	-
Loss on investment	-	-	-
Total other expense - net	(1,510,009)	6,632	(1,503,377)

Net loss	$(2,803,037)	$(89,817)	$(2,892,854)

Preferred stock dividends	-	(92,892)	(92,892)

Net loss available to common shareholders	(2,803,037)	(182,709)	(2,985,746)

Loss per share - basic and diluted	$(0.00)		$(0.00)

Weighted average number of shares - basic and diluted	7,776,910,177		7,776,910,177

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

The following summarizes the impact of the restatements on the consolidated Statements of Operations for the three months ended June 30, 2022:

	As Filed	Adjustments	Restated

Sales - net	$2,646,008	$242,620	$2,888,628

Cost of sales	2,440,520	227,720	2,668,240

Gross profit	205,488	14,900	220,388

General and administrative expenses	458,351	(866)	457,485

Loss from operations	(252,863)	15,766	(237,097)

Other income (expense)
Interest expense	(198,776)	9,706	(189,070)
Amortization of debt discount	(146,916)	-	(146,916)
Change in fair value of derivative liabilities	(14,109)	-	(14,109)
Derivative expense	(182,695)	-	(182,695)
Gain on debt extinguishment (derivative liabilities – convertible debt)	-	-	-
Loss on debt extinguishment	-	(7,896)	(7,896)
Change in fair value of marketable equity securities	(289,393)	130	(289,263)
Gain on debt forgiveness	-	-	-
Loss on investment	-	-	-
Total other expense - net	(831,889)	1,940	(829,949)

Net loss	$(1,084,752)	$17,706	$(1,067,046)

Preferred stock dividends	-	(47,833)	(47,833)

Net loss available to common shareholders	(1,084,752)	(30,127)	(1,114,879)

Loss per share - basic and diluted	$(0.00)		$(0.00)

Weighted average number of shares - basic and diluted	8,105,085,037		8,105,085,037

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

The following summarizes the impacts of the restatements on the Company’ consolidated Statements of Cash Flows:

	As Filed	Adjustments	Restated
Operating activities
Net loss	$(2,803,037)	$(89,817)	$(2,892,854)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	535,000	-	535,000
Warrants issued for services	209,713	-	209,713
Warrants issued for service - related party	13,981	-	13,981
Amortization of debt discount	352,692	-	352,692
Amortization of operating lease - right-of-use asset	28,769	-	28,769
Depreciation and amortization expense	2,314	-	2,314
Change in fair value of derivative liabilities	16,825	-	16,825
Derivative expense	194,887	-	194,887
Gain on debt extinguishment	(100,693)	-	(100,693)
Loss on debt extinguishment	205,691	7,896	213,587
Change in fair value of marketable equity securities	579,036	(129)	578,907
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(625,304)	135,505	(489,799)
Inventory	727,473	(1,010,162)	(282,689)
Prepaids and other	(8,518)	(54,622)	(63,140)
Increase (decrease) in
Accounts payable and accrued expenses	113,830	489,560	603,390
Deferred revenue	(26,397)	460,395	433,998
Operating lease liability	(23,807)	-	(23,807)
Net cash used in operating activities	(607,545)	(61,374)	(668,919)

Investing activities
Cash acquired in acquisition of Smart Solutions Technologies, Inc.	218,640	4,817	223,457
Proceeds from sales of securities - net of purchases	(42,000)	349	(41,651)
Repayment - loan receivable - related party	-	13,825	13,825
Advance - loan receivable - related party	(3,264)	2,039	(1,225)
Net cash provided by investing activities	173,376	21,030	194,406

Financing investing
Proceeds from loans payable	-	-	-
Proceeds from loans payable - related party	-	-	-
Proceeds from issuance of convertible notes	353,750	25,000	378,750
Proceeds from issuance of convertible note - related party	195,000	-	195,000
Proceeds from loans payable	266,000	-	266,000
Repayment of loans payable	(61,392)	-	(61,392)
Repayments of notes payable - government - SBA	(150,000)	-	(150,000)
Repayments of loans payable - related parties	(213,678)	1,874	(211,804)
Repayments of loans payable - convertible notes related parties	(32,245)	1	(32,244)
Repayment of notes payable	(516,234)	(8,794)	(525,028)
Proceeds from draw downs on accounts receivable credit facility	3,774,456	22,263	3,796,719
Repayment on accounts receivable credit facility	(3,042,024)	-	(3,042,024)
Net cash provided by financing activities	573,633	40,344	613,977

Net increase (decrease) in cash	139,464	-	139,464

Cash - beginning of period	94,224	-	94,224

Cash - end of period	$233,688	$-	$233,688

Supplemental disclosure of cash flow information
Cash paid for interest	-		-
Cash paid for income tax	-		-

Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset obtained in exchange for new operating lease liability	345,229		345,229
Acquisition of SST in exchange for Class B preferred stock	700,000		700,000
Debt discount recorded in connection with derivative liability	66,851		66,851
Issuance of stock in conversion of debt and accrued interest	166,850	-	166,850
Conversion of Class B preferred stock into common stock	6	25	31
Reclassification of financial instruments that ceased to be derivative liabilities (notes and warrants)	425,000	-	425,000

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
UNAUDITED

RESTATED

Note 14 – Subsequent Events

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

SST Founder Employment Status and Compensation Change Agreement:

On or around December 19, 2022, after several weeks of negotiations, FOMO Worldwide entered into a Employment Status and Compensation Change Agreement which consisted of the following elements:

Element 1: Total Dollar Value: $45,480

1.	In March of 2022, Mitchell Schwartz issued a cash loan to FOMO Worldwide in the amount of $185,000 with a Success Fee of $10,000 for a total repayment of $195,000; non-amortized.
2.	Mr. Schwartz received a single payment of $50,000 from SST for partial repayment of this loan.
3.	In exchange for the remainder of Insider Loan, ($145,000) Mr. Schwartz agreed to take assignment of a $100,000 Real Estate Loan, made by SST to an affiliate. This note included the repayment to Mr. Schwartz of the $10,000 Success Fee and monthly interest of $1,250 which matured Feb. 28, 2022. Total value of this note now issued to Mr. Schwartz and no longer associated with FOMO was $118,750.00
4.	The remaining balance of the Insider Loan, equal to $26,250 ($145,000 - $118,750)
5.	This agreement retained Mr. Schwartz residual salary through Feb. 2023, equal to $19,230

Element 2: Total Dollar Value: $139,000

1.	At point of purchase of SMARTSolution Technologies, LP, INC., FOMO Worldwide agreed to a 1.5% override of gross revenues for the prior year, ending Dec. 2021. This was equivalent to $139,000 and was included in the purchase agreement.

Element 3: Total Dollar Value: $100,000

1.	At point of purchase of SMARTSolution Technologies, LP/Inc., FOMO Worldwide issued One-Million Series B Shares to Mr. Schwartz. This was included in the purchase agreement.
2.	At the point of the Employment Status and Compensation Change Agreement, Mr. Schwartz agreed to return to FOMO these shares as a goodwill gesture and for exclusion of liability for any accounting discrepancy that may have occurred prior to his new employee agreement.
3.	FOMO WORLDWIDE, along with accepting the return of the aforementioned shares, included as part of the new purchase and employee agreement, agreed to a single payment of $100,000 for the total value of the shares returned by Mr. Schwartz.

Summary:

1.	All items associated with this agreement were equal in value to $284,480 and are to be paid to Mr. Schwartz as monthly payroll outlay over 36Months, beginning in March of 2023.

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

Acquisitions of Independence LED Lighting LLC and Energy Intelligence Center LLC

On February 12, 2021, the Company purchased the assets of Independence LED Lighting LLC (“iLED”), later rebranded as IAQ Technologies, LLC, in exchange for the issuance of 250,000 Series B Preferred Shares valued at $3.3 million iLED, is in the sale of clean air products intended for use in disinfecting and improving air quality.

On March 7, 2021, the Company purchased the assets of Energy Intelligence Center LLC (“EIC of PA”), an affiliate of iLED, in exchange for the issuance of 125,000 Series B Preferred Shares valued at $1,479,121. EIC is engaged in the commercialization, marketing and licensing of software designed to work in conjunction with a commercial building’s HVAC system to clean the air that circulates within the building.

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

Results of Operations

Three months ended June 30, 2022 as compared to three months ended June 30, 2021

Sales. During the three months ended June 30, 2022 and 2021, the Company had $2,888,628 and $105,471 in sales, respectively. The increase from the 2021 quarter to the 2022 quarter was $2,783,157 (2,639%). Sales for the 2022 quarter included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 quarter.

Cost of Sales. During the three months ended June 30, 2022 and 2021, the Company incurred $2,688,240 and $65,285 in cost of sales, respectively. The increase from the 2021 quarter to the 2022 quarter was $2,602,955 (3,987%). Cost of sales primarily include product sales and payroll. Cost of sales for the 2022 quarter included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 quarter.

Gross Profit. Gross profit expressed as a percentage of sales for the three months ended June 30, 2022 was 8%, as compared to 38% for the three months ended June 30, 2021. During 2022, the Company included the gross profit of SST (acquired on February 28, 2022). Sales and cost of sales were relatively immaterial in 2021 as compared to 2022.

General and Administrative Expenses. During the three months ended June 30, 2022 and 2021, the Company incurred general and administrative expenses of $457,485 and $826,286, respectively, consisting primarily of salaries and professional fees. The decrease from the 2021 quarter to the 2022 quarter was $265,238 (19%). General and administrative expenses for the 2022 quarter included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 quarter.

Other Income (Expense). For the three months ended June 30, 2022 the Company reflected other expense – net of $829,949 and other income – net of $1,968,809 for the three months ended June 30, 2021, respectively. The change of $2,798,758 (142%) was primarily due to the change in fair value of derivative liabilities, $(14,109 in 2022) and $1,800,000 in 2021.

For the three months ended June 30, 2022, other income (expenses) – net consisted of interest expense of $189,070, amortization of debt discount of $146,916, change in fair value of derivative liabilities of $14,109, derivative expense of $182,695, and change in fair value of marketable securities of $289,263.

For the three months ended June 30, 2021, other income (expenses) consisted of change in fair value of derivative liabilities of $1,800,000, loan forgiveness of $11,593 and loss on investment of $288,406.

Net Loss.

For the three months ended June 30, 2022, operating losses of ($237,097) combined with non-operating expense of ($829,949), resulted in a net loss of ($1,067,046).

For the three months ended June 30, 2021, operating losses of ($340,478) combined with non-operating income of $1,523,187, resulted in net income of $1,066,432.

Net income in 2021 became a net loss on 2022, was largely a result of the change in fair value of derivative liabilities of $1,800,000.

Six months ended June 30, 2022 as compared to six months ended June 30, 2021

Sales. During the six months ended June 30, 2022 and 2021, the Company had $3,480,919 and $256,863 in sales, respectively. The increase from the 2021 period to the 2022 period was $3,224,056 (1,255%). Sales for the 2022 period included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 period.

Cost of Sales. During the six months ended June 30, 2022 and 2021, the Company incurred $3,189,087 and $197,506 in cost of sales, respectively. The increase from the 2021 period to the 2022 period was $2,991,581 (1,515%). Cost of sales primarily include product sales and payroll. Cost of sales for the 2022 period included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 period.

Gross Profit. Gross profit expressed as a percentage of sales for the six months ended June 30, 2022 was 8%, as compared to 23% for the six months ended June 30, 2021. During 2022, the Company included the gross profit of SST (acquired on February 28, 2022). Sales and cost of sales were relatively immaterial in 2021 as compared to 2022.

General and Administrative Expenses. During the six months ended June 30, 2022 and 2021, the Company incurred general and administrative expenses of $1,681,309 and $1,416,071, respectively, consisting primarily of salaries and professional fees. The increase from the 2021 period to the 2022 period was $265,238 (20%). General and administrative expenses for the 2022 period included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 period.

Other Income (Expense). For the six months ended June 30, 2022 the Company reflected other expense – net of $1,503,377 and other income – net of $150,193 for the six months ended June 30, 2021, respectively. The change was $1,653,570 (1,101%).

For the six months ended June 30, 2022, other income (expenses) – net consisted of interest expense of $247,172, amortization of debt discount of $352,692, change in fair value of derivative liabilities of $16,825, derivative expense of $194,887, gain on debt extinguishment (derivative liabilities – convertible debt) $100,693, loss on debt extinguishment of $213,587, and change in fair value of marketable securities of $579,907.

Net Loss.

For the six months ended June 30, 2022, operating losses of ($1,389,477) combined with non-operating expense of ($1,503,377), resulted in a net loss of ($2,892,854).

For the six months ended June 30, 2021, operating losses of ($1,356,714) combined with non-operating income of $150,193, resulted in net loss of ($1,206,521).

Net income in 2021 became a net loss on 2022, was largely a result interest expense, amortization of debt discount, derivative expense, and loss on debt extinguishment.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2021. The unaudited consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2022, the Company had:

●	a net loss of $2,892,854; and
●	net cash used in operations of $668,919.

Additionally, at June 30, 2022, the Company had:

●	an accumulated deficit of $23,230,891;
●	stockholders’ deficit of $1,102,220; and
●	a working capital deficit of $2,623,983.

Liquidity and Capital Resources

Operating Activities

For the six months ended June 30, 2022 and 2021, the Company reflected net cash used in operating activities of $668,919 and $918,827, respectively, and decrease of $249,908 (27%). Operating activities primarily consist of stock-based compensation, warrants issued for services, amortization of debt discount, derivative expense, change in fair value of derivative liabilities, loss on debt extinguishment, gain on debt extinguishment (derivative liabilities – convertible debt), change in fair value of marketable equity securities accounts receivable, inventory, accounts payable and accrued expenses and deferred revenues.

Investing Activities

For the six months ended June 30, 2022 and 2021, the Company reflected net cash provided by investing activities of $194,406 and $0; primarily consisting of cash acquired in acquisition of SST and purchases of securities - net of proceeds from sales of securities.

Financing Activities

For the six months ended June 30, 2022 and 2021, the Company reflected net cash provided by financing activities of $613,977 and $938,834, respectively, a decrease of $324,857 (35%). Financing activities primarily consisted of proceeds and repayments from debt, proceeds and related drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

During the six months ended June 30, 2022, the Company received net proceeds of $378,750 of borrowed funds from non-related parties through the sale of convertible notes payable, $3,796,719 in an asset backed loan against the accounts receivable of SST offset by repayments of $3,042,024 and $195,000 loan from a related party (CEO of SST) net of repayments of 32,245. The Company also executed a loan for $266,000 and repaid $61,392. The Company repaid an SBA loan for $150,000, loans payable – related parties for $211,804 and notes payable for $525,028.

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

Delinquent Loans

At June 30, 2022, the Company is not in technical default on any of its debt arrangements. Subsequent to June 30, 2022, the Company became in default of its convertible debt obligations due to its delinquent SEC periodic filings.

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

Additionally, subsequent to the issuance of the condensed consolidated financial statements as of and for the period ended June 30, 2022, the Company identified accounting errors attributable to the Company’s revenue recognition policies relating to its percentage of completion calculations as well as work in progress (“WIP”) billings, as well as inventory for our wholly owned subsidiary, SMARTSolution Technologies LP, which resulted in a restatement of the Company’s condensed consolidated financial statements for the quarterly periods ended March 31, 2022. As a result of the restatement, we determined that we have a material weakness in our internal control over financial reporting relating to the ineffective operation of management’s control over the recording of such costs as services were being rendered, failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements, and loack of evidence for proper approval and review of disbursements.

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

