Form 10-Q
period 2022-09-30
FOMO WORLDWIDE, INC.
filed 2023-03-24
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

FOMO WORDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOMO WORLDWIDE, INC.

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
Assets

Current Assets
Cash	$143,548	$94,224
Accounts receivable – net	1,340,948	36,790
Loan receivable - related party	141,059	53,732
Inventory – net	1,745,619	8,114
Prepaids and other	53,757	223
Total Current Assets	3,424,931	193,083

Property and equipment - net	82,745	-

Operating lease - right-of-use asset	299,199	-

Goodwill	1,443,688	-

Investments	161,006	765,463

Total Assets	$5,411,569	$958,546

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,279,001	$40,117
Accounts receivable credit facility	1,142,320	-
Operating lease liability	62,302	-
Convertible notes payable - net	590,759	89,305
Loans payable- other	132,984	-
Loan payable - related parties	21,119	22,714
Preferred dividends payable	140,726	-
Deferred revenue	2,336,450	11,100
Derivative liabilities	655,801	1,105,537
Total Current Liabilities	6,361,462	1,268,773

Long Term Liabilities
Loans payable - related parties	89,386	-
Convertible notes payable - related party - net	195,000	-
Operating lease liability	244,305	-
Total Long-Term Liabilities	528,691	-

Total Liabilities	6,890,153	1,268,773

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, Class A, $0.0001 par value, 78,000,000 shares designated, 5,750,000 and 5,750,000 shares issued and outstanding, respectively	575	575
Preferred stock, Class B, $0.0001 par value, 20,000,000 shares designated, 6,589,982 and 5,249,982 shares issued and outstanding, respectively	659	525
Preferred stock, Class C, $0.0001 par value, 2,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common stock, no par value, 20,000,000,000 shares authorized 8,435,213,242 and 7,177,931,757 shares issued and outstanding, respectively	8,941,860	8,631,776
Additional paid-in capital	13,185,477	11,301,942
Accumulated deficit	(23,607,255)	(20,245,145)
Total Stockholders’ Equity (Deficit)	(1,478,584)	(310,227)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,411,569	$958,546

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Sales - net	$955,433	$107,805	$4,436,352	$398,917

Cost of sales	885,337	97,905	4,074,424	296,631

Gross profit	70,096	9,900	361,928	102,286

General and administrative expenses	364,490	233,025	2,045,799	1,213,503

Loss from operations	(294,394)	(223,125)	(1,683,871)	(1,111,217)

Other income (expense)
Interest expense	(116,989)	(7,564)	(364,161)	(241,875)
Amortization of debt discount	(166,906)	-	(519,598)	-
Change in fair value of derivative liabilities	176,907	(38,000)	160,082	386,626
Derivative expense	-		(194,887)
Gain on debt extinguishment (derivative liabilities - convertible debt)	125,698	-	226,391	-
Gain (loss) on debt extinguishment	14,484	-	(199,103)	(231,930)
Change in fair value of marketable equity securities	(67,330)	53,643	(646,237)	(234,764)
Gain on debt forgiveness	-	-	-	11,593

Total other income (expense) - net	(34,136)	8,079	(1,537,513)	(310,350)

Net income (loss)	(328,530)	(215,046)	(3,221,384)	(1,421,567)

Preferred stock dividends	(47,834)	-	(140,726)	-

Net loss available to common shareholders	$(376,364)	$(215,046)	$(3,362,110)	$(1,421,567)

Income (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	8,105,085,037	6,218,580,694	8,163,793,255	5,916,222,100

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2021	5,750,000	$575	5,249,982	$525	1,000,000	$100	7,177,931,757	$8,631,776	$11,301,942	$(20,245,145)	$(310,227)

Issuance of stock in cashless exercise of warrants	-	-	-	-	-	-	437,500,000	-	-	-	-

Issuance of stock for services	-	-	650,000	65	-	-	-	-	534,935	-	535,000

Acquisition of Smart Solutions Technologies, Inc. - net of broker fees	-	-	1,000,000	100	-	-	-	-	699,900	-	700,000

Issuance of stock in conversion of debt and accrued interest	-	-	-	-	-	-	301,448,152	310,059	-	-	310,059

Conversion of Series B preferred stock into common stock	-	-	(60,000)	(6)	-	-	60,000,000	-	6	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	209,713	-	209,713

Warrants issued for services - related party	-	-	-	-	-	-	-	-	13,981	-	13,981

Reclassification of financial instruments that ceased to be derivative liabilities (warrants)	-	-	-	-	-	-	-	-	325,000	-	325,000

Preferred stock dividends	-	-	-	-	-	-	-	-	-	(45,059)	(45,059)

Net loss	-	-	-	-	-	-	-	-	-	(1,825,808)	(1,825,808)

March 31, 2022	5,750,000	575	6,839,982	684	1,000,000	100	7,976,879,909	8,941,835	13,085,477	(22,116,012)	(87,341)

Issuance of stock in cashless exercise of warrants	-	-	-	-	-	-	208,333,333	-	-	-	-

Conversion of Series B preferred stock into common stock			(250,000)	(25)			250,000,000	25			-

Reclassification of financial instruments that ceased to be derivative liabilities (warrants)	-	-	-	-	-	-	-	-	100,000	-	100,000

Preferred stock dividends	-	-	-	-	-	-	-	-	-	(47,833)	(47,833)

Net loss	-	-	-	-	-	-	-	-	-	(1,067,046)	(1,067,046)

June 30, 2022	5,750,000	$575	6,589,982	$659	1,000,000	$100	8,435,213,242	$8,941,860	$13,185,477	$(23,230,891)	$(1,102,220)

Preferred stock dividends	-	-	-	-	-	-	-	-	-	(47,834)	(47,834)

Net loss	-	-	-	-	-	-	-	-	-	(328,530)	(328,530)

September 30, 2022	5,750,000	$575	6,589,982	$659	1,000,000	$100	8,435,213,242	$8,941,860	$13,185,477	$(23,607,255)	$(1,478,584)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2021

(Unaudited)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	(Deficit)

December 31, 2020	3,000,000	$300	4,463,815	$446	1,000,000	$100	4,713,543,121	$4,232,960	$3,139,400	$125,000	$(7,662,645)	$(164,439)

Conversion of convertible debt	-	-	-	-	-	-	905,435,038	563,643	-	-	-	563,643

Issuance of stock for services	-	-	-	-	-	-	6,550,000	99,640	-	-	-	99,640

Stock issued for loan cost	-	-	-	-	-	-	10,000,000	20,000	-	-	-	20,000

Issuance of stock for cash - common stock	-	-	-	-	-	-	65,000,000	250,000	-	-	-	250,000

Issuance of stock for cash - class A preferred stock	2,750,000	275	-	-	-	-	-	-	274,725	-	-	275,000

Issuance of stock for services	-	-	300,000	30	-	-	-	-	123,970	-	-	124,000

Issuance of class B preferred stock as non-refundable deposit to acquire business	-	-	175,000	17	-	-	-	-	38,483	-	-	38,500

Issuance of class B preferred stock to acquire assets	-	-	375,000	38	-	-	-	-	924,962	-	-	925,000

Warrants issued for services	-	-	-	-	-	-	-	-	194,000	-	-	194,000

Net loss	-	-	-	-	-	-	-	-	-		(2,389,230)	(2,389,230)

March 31, 2021	5,750,000	575	5,313,815	531	1,000,000	100	5,700,528,159	5,166,243	4,695,540	125,000	(10,051,875)	(63,886)

Issuance of stock for cash - common stock	-	-	-	-	-	-	75,000,000	176,000	-	-	-	176,000

Net income	-	-	-	-	-	-	-	-	-		1,182,709	1,182,709

June 30, 2021	5,750,000	$575	5,313,815	$531	1,000,000	$100	5,775,528,159	$5,342,243	$4,695,540	$125,000	$(8,869,166)	$1,294,823

Conversion of convertible debt	-	-	-	-	-	-	504,396,087	44,015	-	-	-	44,015

Preferred series B issued for services	-	-	200,000	20	-	-	-	-	19,980	-	-	20,000

Conversion of preferred series B shares to common shares2	-	-	(260,000)	(26)	-	-	260,000,000	26	-	-	-	-

Common shares issued for services	-	-	-	-	-	-	7,512,500	87,500-	-	-	-	87,500

Common shares issued for retainer	-	-	-	-	-	-	25,000,000-	25,000-	-	-	-	25,000

Purchase common shares	-	-	-	-	-	-	200,000,000	400,000	-	-	-	400,000

Warrants	-	-	-	-	-	-	-	-	115,575	-	-	115,575

Net loss	-	-	-	-	-	-	-	-	-	-	(215,046)	(215,046)

September 30, 2021	5,750,000	$575	5,253,815	$525	1,000,000	$100	6,772,436,746	$5,898,784	$4,831,295	$125,000	$(9,084,212)	$1,771,867

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(3,221,384)	$(1,421,567)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	535,000	459,000
Warrants issued for services	209,713	-
Warrants issued for service - related party	13,981	-
Amortization of debt discount	519,598	91,000
Amortization of operating lease - right-of-use asset	46,030	-
Depreciation and amortization expense	4,216	-
Change in fair value of derivative liabilities	(160,082)	(386,626)
Derivative expense	194,887	-
Gain on debt extinguishment (derivative liabilities - convertible debt)	(226,391)	-
Loss on debt extinguishment	199,103	231,930
Change in fair value of marketable equity securities	646,237	234,764
Gain on debt forgiveness	-	(11,593)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(634,578)	(47,818)
Inventory	(1,529,074)	(233,252)
Prepaids and other	(53,534)	(145,930)
Increase (decrease) in
Accounts payable and accrued expenses	982,538	250,874
Customer deposits	-	188,283
Deferred revenue	1,654,133	-
Operating lease liability	(38,622)	-
Net cash used in operating activities	(858,229)	(790,935)

Investing activities
Cash acquired in acquisition of Smart Solutions Technologies, Inc.	223,457	-
Purchase of property and equipment	(4,408)
Proceeds from sales of securities - net of purchases	(41,781)	-
Repayment - loan receivable - related party	13,825
Advance - loan receivable - related party	(101,152)	-
Net cash provided by investing activities	89,941	-

Financing investing
Proceeds from loans payable	266,000	-
Proceeds from loans payable - related party	-	-
Proceeds from issuance of convertible notes	378,750	430,020
Proceeds from issuance of convertible note - related party	195,000	-
Repayment of loan receivable	-	(9,580)
Repayments of notes payable - government - SBA	(150,000)	-
Repayments of loans payable - related parties	(233,914)	-
Repayment of loan payable	(133,016)	(115,000)
Repayment of notes payable	(647,528)	-
Repayment of convertible note - related party		-
Proceeds from draw downs on accounts receivable credit facility	4,184,344	-
Repayment on accounts receivable credit facility	(3,042,024)	-
Proceeds from issuance of Class A preferred stock	-	275,000
Proceeds from issuance of common stock	-	400,000
Net cash provided by financing activities	817,612	980,440

Net increase (decrease) in cash	49,324	189,505

Cash - beginning of period	94,224	12,069

Cash - end of period	$143,548	$201,574

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset obtained in exchange for new operating lease liability	$345,229	$-
Acquisition of SST in exchange for Class B preferred stock	$700,000	$-

Debt discount recorded in connection with derivative liability	$66,851	$-
Issuance of stock in conversion of debt and accrued interest	$166,850	$563,643
Conversion of Class B preferred stock into common stock	$31	$-
Reclassification of financial instruments that ceased to be derivative liabilities (notes and warrants)	$425,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

See Note 9.

SMARTSolution Technologies, L.P. and SMARTSolution Technologies, Inc.

On February 28, 2022, FOMO closed the acquisition of the general and all the limited partnership interests of SMARTSolution Technologies L.P. and shares of SMARTSolution Technologies, Inc. (collectively “SST”) pursuant to a Securities Purchase Agreement dated February 28, 2022 (the “SPA”), by and between the Company and Mitchell Schwartz (“Seller”), the beneficial owner of the general and limited partnership interests in SST. SST is a Pittsburgh, Pennsylvania–based audio/visual systems integration company that designs and builds presentation, teleconferencing and collaborative systems for businesses, educational institutions, and other nonprofit organizations.

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

The interactive smartboards which form the key element of SST’s interactive systems are supplied by a single supplier in Canada, SMART Technologies LLC, which is a subsidiary of a large multi-national company , Foxconn (of Hon Hai Technology Group). SST believes that its relationship with its supplier is excellent, although there can be no assurance that if the relationship with the supplier was interrupted or otherwise adversely affected that an alternative source of supply at commercially reasonable cost would be available or that SST’s business would not be seriously harmed.

See note 9.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, goodwill was $1,443,688 and $0, respectively.

As a result of the SST acquisition, the consolidated financial statements include the balance sheet of SST at September 30, 2022, as well as the results of operations and cash flows of SST from the date of acquisition through September 30, 2022.

Goodwill and Intangible Assets

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment.

For the three and nine months ended September 30, 2022 and 2021, impairment expense was $0 and $0, respectively.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Significant estimates during the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of goodwill and intangible assets, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

Coronavirus (“COVID-19”) Pandemic

During the nine months ended September 30, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

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

SEPTEMBER 30, 2022

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

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At September 30, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

Assets and liabilities measured at fair value at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$161,006	-	$-	$161,006
Total Assets	$161,006	$-	$-	$161,006

Liabilities
Derivative liabilities	$-	-	$655,801	$655,801
Total	$-	$-	$655,801	$655,801

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$740,463	-	$-	$740,463
Total Assets	$740,463	$-	$-	$740,463

Liabilities
Derivative liabilities	$-	-	$1,105,537	$1,105,537
Total	$-	$-	$1,105,537	$1,105,537

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

SEPTEMBER 30, 2022

UNAUDITED

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2022 and December 31, 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts at September 30, 2022 and December 31, 2021, were $0, respectively.

For the three and six months ended September 30, 2022 and 2021, the Company recorded bad debt expense of $0 and $0, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

RESTATED

The Company had the following concentrations at September 30, 2022 and December 31, 2021, respectively. All concentrations relate solely to the operations of SST.

	Nine Months Ended	Year Ended
Customer	September 30, 2022	December 31, 2021
A	50%	0%
B	0%	0%
C	0%	0%
Total	50%	0%

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

At September 30, 2022 and December 31, 2021 inventory consisted of:

Classification	September 30, 2022	December 31, 2021
Smart Boards	$1,745,619	$-
Clean Air Technology	-	8,114
Total Inventory	$1,745,619	$8,114

During the three and nine months ended September 30 , 2022 and 2021 , impairment expense was $0 and $0, respectively.

The Company had the following vendor purchase concentrations at September 30, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Nine Months Ended September 30,
Vendor	2022	2021
A	91%	0%
Total	91%	0%

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

For the three and nine months ended September 30, 2022 and 2021, impairment expense was $0 and $0, respectively.

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

For the three and nine months ended September 30, 2022 and 2021, impairment expense was $0 and $0, respectively.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2022 and December 31, 2021, which consist of convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

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

SEPTEMBER 30, 2022

UNAUDITED

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

UNAUDITED

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2022 and 2021, contained a significant financing component.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

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

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, the Company had deferred revenue of $2,336,450 and $11,100, respectively.

The following represents the Company’s disaggregation of revenues for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$4,084,290	92%	$-	0%
Installation and repair services	328,493	7%	-	0%
Clean air technology products	23,569	1%	398,917	100%
Total Revenues	$4,436,352	100%	$398,917	100%

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

The Company had the following sales concentrations at September 30, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Nine Months Ended September 30,
Customer	2022	2021
A	14%	0%
B	8%	0%
C	7%	0%
Total	29%	0%

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended September 30, 2022 and 2021, respectively.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $11,806 and $0 in marketing and advertising costs during the three months ended September 30, 2022 and 2021.

The Company recognized $35,530 and $0 in marketing and advertising costs during the six months ended September 30, 2022 and 2021.

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

SEPTEMBER 30, 2022

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

The following potentially dilutive equity securities outstanding as of September 30, 2022 were as follows:

September 30, 2022
Series A, preferred stock (1)	287,500,000
Series B, preferred stock (2)	6,589,982,000
Series C, preferred stock (3)	1,000,000
Convertible notes and related accrued interest (4)	3,354,984,602
Warrants (5)	1,737,113,095
Total	11,970,579,697

1 –	Each share converts into 50 shares of common stock.

2 –	Each share converts into 1,000 shares of common stock.

3 –	Each share converts into 1 share of common stock.

4 -	Certain notes have exercise prices that have a discount to market and cause variability into the potential amount of common stock equivalents outstanding at each reporting period. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

5 -	Represents those that are vested and exercisable.

Based on the potential common stock equivalents noted above at September 30, 2022, and the potential variability in stock prices, which directly affect the Company’s ability to determine if it has sufficient shares to settle all possible debt or equity conversions, the Company has determined that it does not have sufficient authorized shares of common stock (1,000,000,000) to settle any potential exercises of common stock equivalents.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2022, the Company had:

●	Net loss of $3,221,384; and
●	Net cash used in operations was $858,229

Additionally, at September 30, 2022, the Company had:

●	Accumulated deficit of $23,607,255
●	Stockholders’ deficit of $1,478,584; and
●	Working capital deficit of $2,936,531

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $143,548 at September 30, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended September 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

SEPTEMBER 30, 2022

UNAUDITED

Note 4 – Loan Receivable – Related Party

During 2021, the Company has advanced funds to an affiliate of the Company’s Chief Executive Officer to pay for corporate operating expenses. The Company expects to receive repayment in 2022. During the three months ended September 30, 2022, the Company advanced an employee $100,000. This advance was repaid in during the three months ended December 31, 2022.

The following is a summary of the Company’s advances – related party is as follows:

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021 and 2022
Maturity date	Due on Demand
Interest rate	0% -20%
Collateral	Unsecured

Balance - December 31, 2020	$-
Advances	53,732
Balance - December 31, 2021	53,732

Advances	120,947
Repayments	(33,620)
Balance - September 30, 2022	$141,059

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,	Estimated Useful
	2022	2021	Lives (Years)

Leasehold Improvements	$178,278	$-	40
Vehicles	70,221	-	5 - 10
Furniture	19,595	-	10
Equipment	9,408	-	5
Computer	-	-	5
	277,502	-
Accumulated depreciation	194,757	-
Total property and equipment - net	$82,745	$-

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

Depreciation expense for the three months ended September 30, 2022 and 2021, was $1,902 and $0, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021, was $5,372 and $0, respectively.

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

On October 4, 2021, the Company invested $25,000 for 25,000 common shares in GenBio, Inc. The Company valued the shares at $1/share. On January 24, 2022, March 3, 2022, April 6,2022 and April 7, 2022, the Company invested an additional $15,000 for 15,000 shares, $10,000 for 10,000 shares, $7,500 for 7,500 shares and $7,500 for 7,500 shares of GenBio, Inc., respectively. GenBio, Inc is a private Biotechnology Company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. The Company’s preliminary research has shown that these patent pending active compounds may decrease obesity-induced increases in abdominal fat pads, blood pressure, fatty liver, and insulin resistance.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

In 2021, the Company’s Chief Executive Officer assigned his investment brokerage account with Interactive Brokers to the Company. The investments in the account are marketable equity securities.

The following is a summary of the Company’s investments at September 30, 2022 and December 31, 2021.

September 30, 2022
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options and warrants	Various	Various	Various	$6	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock and warrants	2021	150,000	$0.08	12,000	2
Mobicard, Inc. (PTOP)	Common stock	2019	210,000,000	$0.0004	84,000	3
GenBio, Inc.	Private company	2021 and 2022	50,000	$1.00	65,000	4
					$161,006

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of Kanab Corp for 150,000 shares of Series B, preferred stock in HMLA. During 2021, a subsidiary of the Company also received 50,000,000 warrants with a five-year expiration and $.0001 exercise price of HMLA. Our CEO is also the CEO of HMLA.
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange. They are convertible into HMLA common shares on a 1-1000 basis.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2022, the Company purchased 40,000 shares of GenBio, Inc. for $40,000 ($1/share)

September 30, 2022
		Gross Unrealized	Gross Unrealized
Description	Cost	Gains	Losses	Fair Value
Marketable securities	$865,579	$-	$(865,573)	6

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange. They are convertible into HMLA common shares on a 1-1000 basis.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2021, the Company purchased 25,000 shares of GenBio, Inc. for $25,000 ($1/share)

December 31, 2021
		Gross Unrealized	Gross Unrealized
Description	Cost	Gains	Losses	Fair Value
Marketable securities	$1,200,500	$-	$(435,037)	765,463

Note 7 – Debt

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at September 30, 2022 and December 31, 2021, respectively:

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

Convertible Notes Payable

The Company executed several convertible notes with various lenders as follows:

Convertible Notes Payable
	GS Capital	PowerUp Lending	Sixth Street Lending	Various

Issuance Dates of Convertible Notes	June 2021 - April 2022	September 2021	October 2021 - January 2022	2019 - 2020
Maturity Dates of Convertible Notes	April 2022 - April 2023	September 2022	October 2022 - January 2023	2019 - 2021
Interest Rate	10%	12%	12%	10% - 12%
Default Interest Rate	24%	22%	22%	22%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion Rate	$0.001 or 60% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period

	GS Capital	PowerUp Lending	Sixth Street Lending	Various	Total

Balance - December 31, 2020	$-	$-	$-	$226,186	$226,186
Debt converted to common stock	-	-	-	(483,436)	(483,436)
Proceeds from issuance of notes	380,000	43,750	78,750	372,250	874,750
Prepayment of convertible note in cash	-	-	-	(115,000)	(115,000)
	$380,000	$43,750	$78,750	$-	$502,500
Less: unamortized debt discount	(318,455)	(31,524)	(63,216)	-	(413,195)
Balance – December 31, 2021	$61,545	$12,226	$15,534	$-	$89,305

Balance - December 31, 2021	$380,000	$43,750	$78,750	$-	$502,500
Proceeds from issuance of notes	335,000	-	43,750	-	378,750
Conversion of accrued interest to note	16,206				16,206
Repayment of notes	-	-	(122,500)	-	(122,500)
Conversion of debt to common stock	(55,000)	(43,750)	-	-	(98,750)
	676,206	-	-	-	676,206
Less: unamortized debt discount	(85,447)	-	-	-	(85,447)
Balance - September 30, 2022	$590,759	$-	$-	$-	$590,759

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

During the nine months ended September 30, 2022, third-party lenders converted $104,367 of principal, interest and penalties into 301,448,152 shares of common stock. This resulted in a loss on debt extinguishment of $205,691.

Repayment of Convertible Debt in Default

On July 25, 2022, we retired $122,500 in third-party junior convertible debt owed to 1800 Diagonal Lending LLC in default for $169,000 cash. Subsequent to the payment, we have no loans drawn from 1800 Diagonal Lending LLC or its affiliates.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

Convertible Note Payable – Related Party

In March 2022, the Chief Executive Officer of SST advanced funds to the Company as follows:

Convertible Debt
Related Party

Issuance Date of Convertible Note	March 31, 2022
Maturity Date of Convertible Note	September 30, 2022
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	1
Conversion Rate	2

Balance - December 31, 2021	$-
Proceeds from issuance of note	195,000
Repayments	-
Balance - September 30, 2022	$195,000

1	200,000 shares of Series B, Preferred Stock
2	Converts into Series B, preferred stock at $1/share ($0.001/share in common stock – 1:1,000 ratio)

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $321,705.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED

Loans payable - related parties is as follows:

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
	Related Party	Related Party	Related Party	Total

Issuance Date of Loan	Various	Various	Various
Maturity Date of Convertible Note	Due on Demand	Due on Demand	Due on Demand
Interest Rate	0.00%	0.00%	0.00%
Default Interest Rate	0.00%	0.00%	0.00%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	None	None	None

Balance - December 31, 2020	$-	$3,574	$-	$3,574
Proceeds from advances	-	1,594	17,546	19,140
Balance - December 31, 2021	-	5,168	17,546	22,714

Debt acquired in SST acquisition	321,705	-	-	321,705
Advance	-	-	10,812	10,812
Repayments	(232,319)	-	(12,407)	(244,726)
Balance - September 30, 2022	$89,386	$5,168	$15,951	$110,505

1-	reflects activity related to the Company’s current Chief Executive Officer of SST.

2-	reflects activity related to the Company’s former Chief Executive Officer of EIC.

3-	reflects activity related to the Company’s current Chief Executive Officer of FOMO.

Loan Payable – Other

In 2022, the Company executed a loan with a third-party lender for $266,000, including interest of $70,050, resulting in net proceeds of $195,950. The Company is required to pay $5,116 over a period of 52 weeks to repay the loan.

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
UNAUDITED

Loan Payable - Other

Issuance Date of Loan	April 1, 2022
Maturity Date of Loan	April 1, 2023
Interest Rate	16.00%
Default Interest Rate	0.00%
Collateral	Unsecured
Conversion Rate	None

Balance - December 31, 2021	$-
Proceeds	266,000
Repayments	(133,016)
Balance - September 30, 2022	$132,984

Accounts Receivable Credit Facility

The Company, in connection with the acquisition of SST, entered into an accounts receivable credit facility.

On February 28, 2022, SST entered into a revolving accounts receivable and term loan financing and security agreement in the aggregate amount of $1,000,000 (subject to adjustment by the lender). The financing provides for advances up to $1,000,000, based upon 85% of eligible accounts receivable (as defined in the agreement) and subject to adjustment at the discretion of the lender. The amount was increased on June 21, 2022 to a total availability of $1,500,000.

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
UNAUDITED

At September 30, 2022, the Company is in default on the financial covenants noted above, however, the lender has not exercised its rights of default. The Company and the lender continue to operate under the terms of the agreement without disruption.

The Company and its subsidiaries are guarantors of this Agreement.

Accounts receivable credit facility is as follows:

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2021	$-
Proceed from drawdowns	6,110,342
Repayments	(4,968,022)
Balance - September 30, 2022	$1,142,320

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
SEPTEMBER 30, 2022
UNAUDITED

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021

Exercise price	$0.0001 - $0.01	$0.0001 - $0.01
Expected volatility	196% - 377%	384%
Risk-free interest rate	0.73% - 2.99%	0.10%
Expected term (in years)	0.30 - 3.00	3.00 - 5.00
Expected dividend rate	0%	0%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at September 30, 2022 and December 31, 2021:

	Convertible Debt	Warrants	Total
Derivative liabilities - December 31, 2020	$834,230	$-	$834,230
Fair value - commitment date	1,753,013	2,064,665	3,817,678
Fair value - mark to market adjustment	(393,465)	(1,289,422)	(1,682,887)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	(1,863,484)	-	(1,863,484)
Derivative liabilities - December 31, 2021	330,294	775,243	1,105,537
Fair value - commitment date	300,137	61,600	361,737
Fair value - mark to market adjustment	419	(160,501)	(160,082)
Gain on debt extinguishment (derivative liabilities - convertible debt)	(226,391)	-	(226,391)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	-	(425,000)	(425,000)
Derivative liabilities - September 30, 2022	$404,459	$251,342	$655,801

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
SEPTEMBER 30, 2022
UNAUDITED

Note 9 – Acquisition and Pro Forma Financial Information

Acquisition for the Nine Months Ended September 30, 2022

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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

At September 30, 2022, the Company has no financing leases as defined in ASC 842, “Leases.”

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
UNAUDITED

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2022:

September 30, 2022
Assets

Operating lease - right-of-use asset - non-current	$299,199

Liabilities

Operating lease liability	$306,607

Weighted-average remaining lease term (years)	4.67

Weighted-average discount rate	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$46,030
Lease liability expense in connection with obligation repayment	17,378
Total operating lease costs	$63,408

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$38,622
Right-of-use asset obtained in exchange for new operating lease liability	$345,229

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
UNAUDITED

Future minimum lease payments required under leases that have initial or remaining non- cancelable lease terms in excess of one year at September 30, 2022:

2022 (3 Months)	$21,000
2023	84,000
2024	84,000
2025	84,000
2026	84,000
2027	7,000
Total undiscounted cash flows	364,000
Less: amount representing interest	(57,393)
Present value of operating lease liability	306,607
Less: current portion of operating lease liability	(62,302)
Long-term operating lease liability	$244,305

Note 11– Stockholders’ Deficit

At September 30, 2022 and December 31, 2021, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	78,000,000 shares authorized
-	5,750,000 and 5,750,000 shares designated, issued and outstanding at September 30, 2022 and December 31, 2021, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class A converts into 50 shares of common stock (287,500,000 and 287,500,000 equivalent shares of common stock, at September 30, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 50 votes for each share held (287,500,000 and 287,500,000 votes, at September 30, 2022 and December 31, 2021, respectively)
-	Dividends – $0.0035 per share per year in kind or in cash
-	Liquidation preference – none
-	Rights of redemption – none

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
UNAUDITED

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	6,589,982 and 5,249,982 shares designated, issued and outstanding at September 30, 2022 and December 31, 2021, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (6,589,982,000 and 5,249,982,000 equivalent shares of common stock, at September 30, 2022 and December 31, 2021, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (6,589,982,000 and 5,249,982,000 votes, at September 30, 2022 and December 31, 2021, respectively)
-	Dividends – 1% per year accrue whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at September 30, 2022 and December 31, 2021, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at September 30, 2022 and December 31, 2021, respectively)
-	Voting – 100,000 votes for each share held (100,000,000.000 and 100,000,000,000 votes, at September 30, 2022 and December 31, 2021, respectively)
-	Dividends – 1% per year accrue whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
UNAUDITED

Common Stock

-	20,000,000,000 shares authorized
-	No par value
-	Voting at 1 vote per share

Equity Transactions for the Nine Months Ended September 30, 2022

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
UNAUDITED

Stock Issued for Services – Common Stock

The Company issued 195,321,508 shares of common stock for services rendered, having a fair value of $556,664.

Cancellation of Common Stock Issuable

The Company cancelled 125,000 shares of common stock issuable from 2020, having a fair value of $125,000.

Note 12 – Warrants

Warrant activity for the six months ended September 30, 2022 and the year ended December 31, 2021 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining		Aggregate
	Number of	Average	Contractual		Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)		Value
Outstanding and exercisable - December 31, 2020	713,571,428	$0.0011	2.92		$149,500
Granted	1,288,541,667	$0.0018	-		-
Exercised	-	$-	-		-
Cancelled/Forfeited	-	$-	-		-
Outstanding - December 31, 2021	2,002,113,095	$0.0016	2.38		$450,000
Exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38		$450,000

Outstanding - December 31, 2021	2,002,113,095	$0.0016	2.38	#	$450,000
Exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38	#	$450,000
Granted	485,000,000	$0.0012	-		-
Exercised	(750,000,000)	$0.0001	-		-
Cancelled/Forfeited	-	$-	-		-
Outstanding - September 30, 2022	1,737,113,095	$0.0021	1.68		$-
Exercisable - September 30, 2022	1,737,113,095	$0.0021	1.68		$-

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
UNAUDITED

Warrant Transactions for the Nine Months Ended September 30, 2022

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
SEPTEMBER 30, 2022
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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
UNAUDITED

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

FOMO WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
UNAUDITED

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

Acquisitions of SMARTSolution Technologies L.P. and SMARTSolution Technologies, Inc.

On February 28, 2022, FOMO closed the acquisition of the general and all the limited partnership interests of SMARTSolution Technologies L.P. and shares of SMARTSolution Technologies, Inc. (collectively “SST”) pursuant to a Securities Purchase Agreement dated February 28, 2022 (the “SPA”), by and between the Company and Mitchell Schwartz (“Seller”), the beneficial owner of the general and limited partnership interests in SST. SST is a Pittsburgh, Pennsylvania–based audio/visual systems integration company that designs and builds presentation, teleconferencing and collaborative systems for businesses, educational institutions, and other nonprofit organizations.

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

Significant estimates during the nine months ended September 30, 2022 and 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At September 30, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2022 and December 31, 2021, which consist of convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2022 and 2021, contained a significant financing component.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended September 30, 2022 and 2021, respectively.

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

Results of Operations

Three months ended September 30, 2022 as compared to three months ended September 30, 2021

Sales. During the three months ended September 30, 2022 and 2021, the Company had $955,433 and $107,805 in sales, respectively. The increase from the 2021 quarter to the 2022 quarter was $847,628 (786%). Sales for the 2022 quarter included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 quarter.

Cost of Sales. During the three months ended September 30, 2022 and 2021, the Company incurred $885,337 and $97,905 in cost of sales, respectively. The increase from the 2021 quarter to the 2022 quarter was $787,432 (804%). Cost of sales primarily include product sales and payroll. Cost of sales for the 2022 quarter included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 quarter.

Gross Profit. Gross profit expressed as a percentage of sales for the three months ended September 30, 2022 was 7%, as compared to 9% for the three months ended September 30, 2021. During 2022, the Company included the gross profit of SST (acquired on February 28, 2022). Sales and cost of sales were relatively immaterial in 2021 as compared to 2022.

General and Administrative Expenses. During the three months ended September 30, 2022 and 2021, the Company incurred general and administrative expenses of $364,490 and $233,025, respectively, consisting primarily of salaries and professional fees. The increase from the 2021 quarter to the 2022 quarter was $131,465 (56%). General and administrative expenses for the 2022 quarter included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 quarter.

Other Income (Expense). For the three months ended September 30, 2022 the Company reflected other expense – net of $34,136 and other income – net of $8,079 for the three months ended September 30, 2021, respectively.

For the three months ended September 30, 2022, other income (expenses) – net consisted of interest expense of ($116,989), amortization of debt discount of ($166,906), change in fair value of derivative liabilities of $176,907, gain on debt extinguishments of $125,698, and change in fair value of marketable securities of ($67,330.)

For the three months ended September 30, 2021, other income (expenses) consisted of derivative expense of ($38,000), loan forgiveness of $53,643 and interest expense of ($7,564.)

Net Loss.

For the three months ended September 30, 2022, operating losses of ($294,394) combined with non-operating expense of ($34,136), resulted in a net loss of ($328,530).

For the three months ended September 30, 2021, operating losses of ($223,125) combined with non-operating income of $8,079, resulted in a net loss of $215,046.

Nine months ended September 30, 2022 as compared to nine months ended September 30, 2021

Sales. During the nine months ended September 30, 2022 and 2021, the Company had $4,436,352 and $398,917 in sales, respectively. The increase from the 2021 period to the 2022 period was $4,037,435 (1,012%). Sales for the 2022 period included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 period.

Cost of Sales. During the nine months ended September 30, 2022 and 2021, the Company incurred $4,074,424 and $296,631 in cost of sales, respectively. The increase from the 2021 period to the 2022 period was $3,777,793 (1,274%). Cost of sales primarily include product sales and payroll. Cost of sales for the 2022 period included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 period.

Gross Profit. Gross profit expressed as a percentage of sales for the nine months ended September 30, 2022 was 8%, as compared to 26% for the nine months ended September 30, 2021. During 2022, the Company included the gross profit of SST (acquired on February 28, 2022). Sales and cost of sales were relatively immaterial in 2021 as compared to 2022.

General and Administrative Expenses. During the nine months ended September 30, 2022 and 2021, the Company incurred general and administrative expenses of $2,045,799 and $1,213,503, respectively, consisting primarily of salaries and professional fees. The increase from the 2021 period to the 2022 period was $832,296 (69%). General and administrative expenses for the 2022 period included SST’s operations (acquired on February 28, 2022), which resulted in the increase from the 2021 period.

Other Income (Expense). For the nine months ended September 30, 2022 the Company reflected other expense – net of $1,537,513 and other expense – net of $310,350 for the nine months ended September 30, 2021, respectively. The change was $1,227,163 (395%).

For the nine months ended September 30, 2022, other income (expenses) – net consisted of interest expense of ($364,161), amortization of debt discount of ($519,598), change in fair value of derivative liabilities of $160,082, derivative expense of ($194,887), gain on debt extinguishment (derivative liabilities – convertible debt) $226,391, loss on debt extinguishment of ($199,103), and change in fair value of marketable securities of ($646,237).

Net Loss.

For the nine months ended September 30, 2022, operating losses of ($1,683,871) combined with non-operating expense of ($1,537,513), resulted in a net loss of ($3,221,384).

For the nine months ended September 30, 2021, operating losses of ($1,111,217) combined with non-operating expense of ($310,150), resulted in net loss of ($1,421,567).

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

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2022, the Company had:

●	a net loss of $3,221,384; and
●	net cash used in operations of $858,229.

Additionally, at September 30, 2022, the Company had:

●	an accumulated deficit of $23,607,255;
●	stockholders’ deficit of $1,478,584; and
●	a working capital deficit of $2,936,531.

Liquidity and Capital Resources

Operating Activities

For the nine months ended September 30, 2022 and 2021, the Company reflected net cash used in operating activities of $862,637 and $790,935, respectively, an increase of $71,702 (9%). Operating activities primarily consist of stock-based compensation, warrants issued for services, amortization of debt discount, derivative expense, change in fair value of derivative liabilities, loss on debt extinguishment, gain on debt extinguishment (derivative liabilities – convertible debt), change in fair value of marketable equity securities accounts receivable, inventory, accounts payable and accrued expenses and deferred revenues.

Investing Activities

For the nine months ended September 30, 2022 and 2021, the Company reflected net cash provided by investing activities of $94,349 and $0; primarily consisting of cash acquired in acquisition of SST and purchases of securities - net of proceeds from sales of securities.

Financing Activities

For the nine months ended September 30, 2022 and 2021, the Company reflected net cash provided by financing activities of $817,612 and $980,440, respectively, a decrease of $162,828 (17%). Financing activities primarily consisted of proceeds and repayments from debt, proceeds and related drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

During the nine months ended September 30, 2022, the Company received net proceeds of $378,750 of borrowed funds from non-related parties through the sale of convertible notes payable, $4,184,344 in an asset backed loan against the accounts receivable of SST offset by repayments of $3,042,024 and $195,000 loan from a related party (CEO of SST). The Company also executed a loan for $266,000 and repaid $133,016. The Company repaid an SBA loan for $150,000, loans payable – related parties for $233,914 and notes payable for $647,528.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $143,548 at September 30, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended September 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

Delinquent Loans

At September 30, 2022, the Company is not in technical default on any of its debt arrangements. Subsequent to September 30, 2022, the Company became in default of its convertible debt obligations due to its delinquent SEC periodic filings.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management has determined that, as of September 30, 2022, the Company’s disclosure controls are not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, including the lack of segregation of duties similar to other companies our size.

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

Additionally, subsequent to the issuance of the condensed consolidated financial statements as of and for the period ended September 30, 2022, the Company identified accounting errors attributable to the Company’s revenue recognition policies relating to its percentage of completion calculations as well as work in progress (“WIP”) billings, as well as inventory for our wholly owned subsidiary, SMARTSolution Technologies LP, which resulted in a restatement of the Company’s condensed consolidated financial statements for the quarterly periods ended March 31, 2022. As a result of the restatement, we determined that we have a material weakness in our internal control over financial reporting relating to the ineffective operation of management’s control over the recording of such costs as services were being rendered, failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements, and loack of evidence for proper approval and review of disbursements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the six months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

