Form 10-K
period 2022-12-31
FOMO WORLDWIDE, INC.
filed 2023-04-14
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 001-13126

FOMO WORLDWIDE, INC.

(Exact name of small business issuer as specified in its charter)

California	83-3889101
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

831 W North Ave., Pittsburgh, PA 15233

(Address of principal executive offices) (Zip Code)

(630) 708-0750

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	FOMC	OTC Pink Current

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

As of April 14, 2023 there were 8,620,188,088 shares of common stock outstanding.

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

As used in this Annual Report on Form 10-K (the “Annual Report”), the terms “FOMO,” “the Company,” “we,” “us” and “our” refer to FOMO WORLDWIDE, INC. and its subsidiaries.

PART I

Item 1. Description of Business.

Company Background

From 2014 through 2019, the Company, which was then known as “2050 Motors, Inc.” was seeking to import, market and sell in the United States, Puerto Rico, the U.S. Territories and Peru, the “e-Go” lightweight carbon fiber all-electric vehicle and electric light truck which was to be manufactured by Jiangsu Aoxin New Energy Automobile Co., Ltd. (“Aoxin Automobile”) located in the People’s Republic of China (the “PRC”). Although the Company had entered into a definitive agreement with Aoxin Automobile, due to export restrictions imposed by the PRC, as well as tariffs imposed by the United States as a result of its trade dispute with China, the Company encountered substantial delays and was unable to commercially launch the vehicles in the U.S. Accordingly, in May 2019, the Company discontinued its planned electric vehicle business and instead focused its efforts on exploring investment opportunities which management believed offered better potential to generate revenues and create shareholder value.

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

The managing member of IAQ, iLED and EIC stayed on following the acquisitions to run their businesses. However, in July 2021, the former managing member stepped down and assumed a consulting role and a new chief executive officer was hired to run the businesses of IAQ and EIC Wyoming. Such individual resigned from his position on March 2, 2022 and we have appointed an interim chief executive officer.

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

SST currently employs 11 people, including 4 in administration, 1 in sales and 6 in installation. As a result of its growing backlog, SST is currently seeking to expand its installation and sales staff.

Series B Preferred Shares

Each Series B Preferred Share issued in connection with the above acquisitions entitles the holder to a preferred cumulative annual dividend of $0.01 per share, when, as and if declared by FOMO’s board of directors as out of funds legally available therefore, each Series B Preferred Share is convertible at the option of the holder into 1,000 shares of the Company’s common stock for an aggregate of 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends and similar transactions. The Series B Preferred Shares have a liquidation preference of $0.0001 per share and vote on all matters presented to stockholders for a vote on an “as converted” basis together with our common stock as a single class, except as required by law.

Corporate Information

We were incorporated in the State of California in 2007. Our principal executive offices are located at 831 W North Ave., Pittsburgh, PA 15233 and our telephone number is (630) 708-0750. Our website is www.fomoworldwide.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company currently leases property in its wholly owned subsidiary SMARTSolution Technologies at 831 West North Ave, Pittsburgh, PA 15233. The property lease is between SMARTSolution Technologies LP and GraMax LLC, which is wholly owned by SST’s Founder and Brand Ambassador, Mitchell Schwartz. On closing of the SST acquisitions on February 28, 2022, the initial lease term was five (5) years with an annual lease of $84,000.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTC Pink tier of the over-the-counter market operated by OTC Markets Group Inc. under the symbol “FOMC”. Such market is extremely limited. We can provide no assurance that our shares of common stock will be continued to be traded on the OTC Pink or another exchange, or if traded, that the current public market will be sustainable.

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

Dividends

We have never declared or paid any cash dividends on our common stock, nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors.

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

Results of Operations

Year ended December 31, 2022 as compared to year ended December 31, 2021

Revenues. During the year ended December 31, 2022, the Company had operating revenues of $7,515,451, as compared to operating revenues of $657,136 for the year ended December 31, 2021. The increase from the 2021 quarter to the 2022 quarter was $6,858,405 (1,044%). Sales for 2022 included SST’s operations (acquired on February 28, 2022), which resulted in the majority of the increase from the 2021.

Cost of Revenues. During the year ended December 31, 2022, cost of revenues was $6,467,990, as compared to cost or revenues of $539,308 for the year ended December 31, 2021. The increase from 2021 to 2022 was $5,928,682 (1,099%). Cost of sales primarily include product sales and payroll. Cost of sales for 2022 included SST’s operations (acquired on February 28, 2022), which resulted in the majority of the increase from the 2021.

Gross Profit. Gross profit for the year ended December 31, 2022 was $1,047,551 as compared to gross profit of $117,828 for the year ended December 31, 2021. Gross profit expressed as a percentage of sales for 2022 was 14%, as compared to 18% for 2021. During 2022, the Company included the gross profit of SST (acquired on February 28, 2022).

Operating Expenses. During the year ended December 31, 2022, the Company incurred operating expenses of $2,651,769 consisting primarily of payroll, professional and consulting fees. Of the operating expense, $981,594 consists of non-cash expenses, such as depreciation and amortization and shares and warrants issued for services. During the year ended December 31, 2021, the Company incurred operating expenses of $11,340,784 consisting primarily of consulting fees, travel expenses, general and administrative costs, bad debt expense, loss on impairment and amortization of debt discount.

Other Income (Expenses). During the year ended December 31, 2022, the Company incurred other income (expense) $(2,077,272) consisting of interest expense, amortization of debt discounts, loss on investments, debt settlement, loan forgiveness, loss on debt conversions, derivative liability expense and derivative expense. During the year ended December 31, 2021, the Company incurred other income (expense) $(1,359,544) consisting of interest expense, loss on investments, debt settlement, loan forgiveness, loss on debt conversions, derivative liability gain and derivative expense.

Net Losses. As a result of the above, the Company incurred a net loss of $3,681,490, for the year ended December 31, 2022, as compared to a net loss of $12,582,500 for the year ended December 31, 2021.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2022. The consolidated financial statements in this report on Form 10-K have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2022, the Company had:

●	a net loss of $3,681,490; and
●	net cash used in operations of $1,249,499.

Additionally, at December 31, 2022, the Company had:

●	an accumulated deficit of $24,098,281;
●	stockholders’ deficit of $2,570,643; and
●	a working capital deficit of $3,425,835.

Liquidity and Capital Resources at December 31, 2022

Operating Activities

For the years ended December 31, 2022 and 2021, the Company reflected net cash used in operating activities of $1,249,499 and $885,503, respectively, an increase of $363,996 (41%). Operating activities primarily consist of a net loss of $3,681,490, offset by non-cash net expenses of $2,553,560, and increases in accounts receivable, inventory, and prepaid expenses, offset by an increase in accounts payable and decrease in deferred revenues.

Investing Activities

For the year ended December 31, 2022 and 2021, the Company reflected net cash provided by (used in) investing activities of $185,739 and ($1,086,232); primarily consisting of cash acquired in acquisition of SST and purchases of securities - net of proceeds from sales of securities.

Financing Activities

For the year ended December 31, 2022 and 2021, the Company reflected net cash provided by financing activities of $1,066,490 and $2,053,890, respectively, a decrease of $987,400 (48%). Financing activities primarily consisted of proceeds and repayments from debt, proceeds and related drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

During the year ended December 31, 2022, the Company received net proceeds of $378,750 of borrowed funds from non-related parties through the sale of convertible notes payable, $7,296,906 in an asset backed loan against the accounts receivable of SST offset by repayments of $5,993,439 and $195,000 loan from a related party (CEO of SST). The Company also executed a loan for $638,060 and repaid $199,368. The Company repaid an SBA loan for $150,000, loans payable – related parties for $229,891 and notes payable for $647,528.

In addition, during this period the Company issued 301,448,152 shares of common stock to lenders for conversions of $104,368 of principal and interest related to third-party debt. The Company issued 650,000 shares of series B preferred stock for services rendered, having a fair value of $535,000 ($0.0008 - $0.0009/share), based upon the quoted closing trading price of the Company’s common stock, on an as-converted basis of 1,000 shares of common stock for each share of Class B, preferred stock.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $99,954 at December 31, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our clean air and audio/visual businesses. Consequently, our dependence on the proceeds from future debt or equity investments will be used to implement our business plan of expanding our business through mergers and acquisition and expanding revenues through growing sales in the clean air and audio/visual businesses. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may be unavailable in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases, or debt which would increase our capital requirements and a possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Summary of Significant Accounting Policies

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Off-balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data

Our audited consolidated financial statements are set forth below.

FOMO WORLDWIDE, INC. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

FOMO Worldwide, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of FOMO Worldwide, Inc. (the “Company”) as of December 31, 2022, the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency at December 31, 2022. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2023.

Pittsburgh, PA

April 14, 2023

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

Margate, Florida April 28, 2022

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	December 31, 2022	December 31, 2021
Assets

Current assets
Cash	$96,954	$94,224
Accounts receivable, net	1,682,654	36,790
Loan to related party	45,261	53,732
Inventory, net	382,457	8,114
Prepaid expense	9,458	223
Total current assets	2,216,784	193,083

Property and equipment - net	80,844	-
Operating lease - right-of-use asset	281,937	-
Intangible assets- net	514,476	-
Goodwill	350,110	-
Investments	140,006	765,463

Total assets	$3,584,157	$958,546

Liabilities and stockholders’ deficit

Liabilities

Current liabilities
Accounts payable	$1,657,084	$40,117
Accounts receivable credit facility	1,276,467	-
Operating lease liability	63,556	-
Unearned revenue	578,354	11,100
Loan payable related party	25,048	22,714
Convertible loans payable due to non-related parties, net	645,006	89,305
Loans payable- other	243,692	-
Preferred stock dividend payable	171,646	-
Derivative liabilities	981,766	1,105,537
Total current liabilities	5,642,619	1,268,773

Long-term liabilities
Loan payable related party	284,480	-
Operating lease liability	227,701	-
Total current liabilities	512,181	-

Total liabilities	$6,154,800	$1,268,773

Commitments and Contingencies (Note 10)

Stockholders’ deficit
Preferred stock Class A; $0.0001 par value authorized: 78,000,000 shares at December 31, 2022 and 2021, respectively: issued and outstanding 5,750,000 and 5,750,000 at December 31, 2022 and 2021, respectively	575	575
Preferred stock Class B; $0.0001 par value authorized: 20,000,000 shares at December 31, 2022 and 2021, respectively: issued and outstanding 5,289,982 and 5,249,982 at December 31, 2022 and 2021, respectively	529	525
Preferred stock Class C; $0.0001 par value authorized: 2,000,000 shares at December 31, 2022 and 2021, respectively: and issued and outstanding 1,000,000 and 1,000,000 at December 31, 2022 and 2021, respectively	100	100
Common stock; no par value authorized: 20,000,000,000 shares at December 31, 2022 and 2021, respectively: issued and outstanding 8,620,188,088 and 7,177,931,757 at December 31, 2022 and 2021, respectively	9,023,334	8,631,776
Additional paid-in-capital	12,503,100	11,301,942
Accumulated deficit	(24,098,281)	(20,245,145)
Total stockholders’ deficit	(2,570,643)	(310,227)

Total liabilities and stockholders’ deficit	$3,584,157	$958,546

The accompanying notes are an integral part of these financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statement of Operations

	For the Year Ended December 31,
	2022	2021

Operating revenue	$7,515,541	$657,136

Cost of revenue	6,467,990	539,308

Gross profit	1,047,551	117,828

Operating expenses:
Loss on impairment	-	5,353,118
General and administrative	2,645,480	5,987,666
Total operating expenses	2,645,480	11,340,784

Loss from operations	(1,597,929)	(11,222,956)

Other income (expenses)
Interest expense	(502,409)	(334691)
Amortization of debt discount	(573,845)	(481555)
Loan forgiveness	-	11,593
Unrealized loss on investments	(667,237)	(435,037)
Loss on debt conversion	(205,691)	(475,199)
Loss on non-refundable deposit for business	-	(449,279)
Gain on debt extinguishment (derivative liabilities – convertible debt)	226,391	-
Initial derivative expense	(194,887)	(878,263)
Change in fair value of derivative liabilities	(165,883)	1,682,887
Total other expenses	(2,083,561)	(1,359,544)

Loss before income taxes	(3,681,490)	(12,582,500)

Provision for income taxes	-	-

Net loss	$(3,681,490)	$(12,582,500)

Preferred stock dividends	(171,646)	-

Net loss available to common shareholders	$(3,853,136)	$(12,582,500)

Net loss per share, basic and diluted	$(0.0005)	$(0.0008)

Weighted average common equivalent share outstanding, basic and diluted	8,308,889,427	15,511,004,083

The accompanying notes are an integral part of these financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2022 and 2021

	Common Stock		Preferred Stock
			Class A		Class B		Class C
	Number of Shares	No par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Number of Shares	$0.0001 par value	Common Stock Issuable	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
Balance, December 31, 2020	4,713,543,121	4,232,960	3,000,000	300	4,463,815	446	1,000,000	100	125,000	3,139,400	(7,662,645)	(164,439)

Conversion of convertible debt	1,396,567,128	2,822,118									-	2,822,118
Stock issued for loan cost	10,000,000	20,000	-	-	-	-	-	-	-	-	-	20,000
Issue of common shares for cash	527,500,000	1,000,000	-	-	-	-	-	-	-			1,000,000
Issue of preferred A shares for cash	-	-	2,750,000	275						274,725	-	275,000
Issue of preferred B shares as non-refundable deposit to acquire business	-	-	-	-	175,000	18	-	-	-	449,261	-	449,279
Issue of preferred B shares to acquire assets	-	-	-	-	375,000	38	-	-	-	4,549,962		4,550,000
Issue of preferred B shares for services	-	-	-	-	571,167	57				1,765,957		1,766,014
Conversion of preferred series B shares to common shares	335,000,000	34			(335,000)	(34)				-		-
Common shares issued for services	195,321,508	556,664	-	-	-	-	-	-	-	-	-	556,664
Warrants	-	-	-	-	-	-	-	-	-	997,637	-	997,637
Cancel Common stock issuable	-	-	-	-	-	-	-	-	(125,000)	125,000		-
Net loss	-	-	-	-	-	-	-	-	-	-	(12,582,500)	(12,582,500)

Balance, December 31, 2021	7,177,931,757	$8,631,776	5,750,000	$575	5,249,982	$525	1,000,000	$100	$-	$11,301,942	(20,245,145)	$(310,227)

Issuance of stock in cashless exercise of warrants	645,833,333	-	-	-	-	-	-	-	-	-	-	-

Issuance of stock for services	-	-	-	-	650,000	65	-	-	-	534,935	-	535,000

Acquisition of Smart Solutions Technologies, Inc. - net of broker fees	-	-	-	-	1,000,000	100	-	-	-	699,900	-	700,000

Return of shares related to acquisition of Smart Solutions Technologies, Inc.	-	-	-	-	(1,000,000)	(100)	-	-	-	(699,900)	-	(700,000)

Issuance of stock in conversion of debt and accrued interest	301,448,152	310,059	-	-	-	-	-	-	-	-	-	310,059

Return and cancellation of Series B shares	-	-	-	-	(250,000)	(25)	-	-	-	25	-	-

Conversion of Series B preferred stock into common stock	360,000,000	30	-	-	(360,000)	(36)	-	-	-	6	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	-	227,211	-	227,211

Warrants issued for services - related party	-	-	-	-	-	-	-	-	-	13,981	-	13,981

Reclassification of financial instruments that ceased to be derivative liabilities (warrants)	-	-	-	-	-	-	-	-	-	425,000	-	425,000

Shares issued in transfer agent conversion	134,974,846	81,469	-	-	-	-	-	-	-	-	-	81,469

Preferred dividends	-	-	-	-	-	-	-	-	-	-	(171,646)	(171,646)

Net loss	-	-	-	-	-	-	-	-	-	-	(3,681,490)	(3,681,490)
Balance, December 31, 2022	8,620,188,088	$9,023,334	5,750,000	$575	5,289,982	$529	1,000,000	$100	$-	$12,503,100	(24,098,281)	$(2,570,643)

The accompanying notes are an integral part of these financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statement of Cash Flows

	For the year ended December 31,
	2022	2021
Cash flows provided by (used for) operating activities:
Net loss	$(3,681,490)	$(12,582,500)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock based compensation	616,469
Depreciation, depletion and amortization	60,641	37
Amortization of debt discount	573,845	481,555
Bad debt expense	-	18,992
Loss on debt extinguishment	205,691	475,199
PPP loan forgiveness	-	(11,593)
Impairment loss	-	5,353,118
Warrants issued for stockholder relations	-	2,064,665
Warrants issued for services	227,211	997,637
Warrants issued for service - related party	13,981	-
Preferred B shares issued for services	-	1,766,014
Common shares issued for services	-	556,664
Amortization of operating lease - right-of-use asset	63,292	-
Initial derivative expense	194,887	878,263
Realized and unrealized loss on investment	667,237	435,037
Loss on non-refundable deposit for business	-	449,279
Gain on debt extinguishment	(226,391)	-
Change in fair value of derivative liabilities	165,883	(1,682,887)
Decrease (increase in operating assets
Accounts receivable	(976,284)	(34,923)
Prepaid expenses	(9,235)	687
Inventory	(165,912)	(8,114)

Increase(decrease) in operating liabilities
Accounts payable	1,305,723	(48,119)
Unearned revenue	(103,963)	5,486
Accrued officers salary	(181,084)	-

Net cash used for operating activities	(1,249,499)	(885,503)

Cash flows provided by (used for) investing activities
Cash acquired in acquisition of Smart Solutions Technologies, L.P.	223,457	-
Purchase of property and equipment	(4,408)	-
Purchase of investments, net of sales	(41,781)	(1,032,500)
Repayment of loan receivable- related party	109,623	-
Loan made to related party	(101,152)	(53,732)

Net cash provided by (used for) investing activities	185,739	(1,086,232)

Cash flows provided by (used for) Financing activities
Proceeds of convertible notes	378,750	874,750
Proceeds from issuance of convertible note - related party	195,000	-
Proceeds from loans payable	638,060	-
Repayment of convertible note	(647,528)	(115,000)
Proceeds of related party loan	-	19,140
Proceeds from issuance of convertible note - related party	-	-
Repayment of loans payable	(199,368)	-
Repayments of note payable - government - SBA	(150,000)	-
Repayments of loans payable - related parties	(229,891)	-
Repayments of convertible note - related party	(195,000)	-
Proceeds from draw downs on accounts receivable credit facility	7,269,906	-
Repayment on accounts receivable credit facility	(5,993,439)
Issuance of preferred A shares	-	275,000
Issuance of common shares	-	1,000,000

Net cash provided by (used for) financing activities	1,066,490	2,053,890

Net (decrease) increase in cash	2,730	82,155
Cash, beginning of period	94,224	12,069

Cash, end of period	$96,954	$94,224

Supplemental disclosure of cash flow information
Cash paid for interest	$273,655	$-
Cash paid for taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities
Stock issued for debt	$104,368	$20,000
Right-of-use asset obtained in exchange for new operating lease liability	$345,229	$-
Issuance of Preferred B shares to acquire businesses	$700,000	$4,550,000
Return of Preferred B shares in amended acquisition agreement	(700,000)	-
Initial derivative recorded as debt	$194,887	$874,750
Conversion of preferred B shares to common	$61	$34
Reclassification of financial instruments that ceased to be derivative liabilities (notes and warrants)	$425,000	-
Preferred stock dividends	$171,646	-
Common stock issued for debt	$-	$2,822,118

The accompanying notes are an integral part of these financial statements

FOMO WORLDWIDE, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

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

On February 28, 2022, the Company acquired SST, see Note 9.

In June 2022, the Company applied with the State of California for a name change to FOMO WORLDWIDE, INC. The name change was subsequently approved.

The parent (FOMO WORLDWIDE, INC.) and subsidiaries are organized as follows:

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

Operating results for IAQ since its acquisition has not met expectations, Accordingly, the interim chief executive is in the process of reorganizing IAQ. Accordingly, we determined that IAQ’s value was impaired at December 31, 2021.

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

SST has been engaged in the EdTech business for over 25 years. SST markets its systems and installs the systems in elementary, middle and high schools, as well as colleges, universities and commercial facilities. A current focus of SST’s business is the sale and installation of interactive smartboards to elementary, middle and high schools. These interactive smartboards provide students with interactive remote access from home or other locations to classrooms and teachers via personal computers, laptops, tablets and similar devices. SST currently markets its systems primarily in Western Pennsylvania, Eastern Ohio, and West Virginia, is in the process of expanding into the Alabama and Michigan markets and plans to expand further throughout the United States as opportunities present itself organically or through strategic acquisitions.

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

See note 9.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the December 31, 2021 balances to make them comparable to December 31, 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include the allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of goodwill and intangible assets, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, uncertain tax positions, and the valuation allowance on deferred tax assets..

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

Coronavirus (“COVID-19”) Pandemic

During the year ended December 31, 2022, the Company’s financial results and operations were not materially adversely impacted by the COVID-19 pandemic. The extent to which the Company’s future financial results could be impacted by the COVID-19 pandemic depends on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities.

These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Cash

Cash consists of deposits in large national banks. On December 31, 2022 and December 31, 2021, respectively, the Company had $96,954 and $94,224 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At December 31, 2022 and 2021 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Assets and liabilities measured at fair value are as follows as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
Assets
Investments	$140,006	$75,006	-	$65,000
Total assets measured at fair value	$140,006	$75,006	-	$65,000

Liabilities
Derivative liability	$981,766	-	-	$981,766
Total liabilities measured at fair value	$981,766	-	-	$981,766

Assets and liabilities measured at fair value are as follows as of December 31, 2021:

	Total	Level 1	Level 2	Level 3
Assets
Investments	$765,463	$740,463	-	$25,000
Total assets measured at fair value	$765,463	$740,463	-	$25,000

Liabilities
Derivative liability	$1,105,537	-	-	$1,105,537
Total liabilities measured at fair value	$1,105,537	-	-	$1,105,537

Level 1 Investments consist of common stock, options and warrants of publicly traded companies which are considered to be highly liquid and easily tradeable. The Company also holds Level 3 investments in the common stock of a private company.

Derivative liabilities are derived from certain convertible notes payable and warrants.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2022 and 2021, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2022 and 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts at December 31, 2022 and 2021, were $0, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

The Company had the following concentrations at December 31, 2022 and 2021. All concentrations relate solely to the operations of SST.

	Year Ended	Year Ended
Customer	December 31, 2022	December 31, 2021
A	22%	0%
B	16%	0%
C	0%	0%
Total	38%	0%

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

At December 31, 2022 and 2021 inventory consisted of:

Classification	December 31, 2022	December 31, 2021
Smart Boards	$382,355	$-
Clean Air Technology	102	8,114
Total Inventory	$382,457	$8,114

There was no impairment expense during the years ended December 31, 2022 and 2021.

The Company had the following vendor purchase concentrations at December 31, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Year Ended December 31,
Vendor	2022	2021
A	89%	0%
Total	89%	0%

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

Goodwill and Other Acquired Intangible Assets

The Company initially records goodwill and other intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested annually for impairment, historically during our fourth quarter.

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

There was no impairment expense during the years ended December 31, 2022 and 2021.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2022 and 2021, which consist of convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

Earnings Per Share (EPS)

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

See Note 10.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that the Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2022 and 2021, contained a significant financing component.

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

For each revenue stream we do not offer any returns, refunds or warranties, and no arrangements are cancelable. However, the Company acts as a reseller of warranties for its Smart Boards, which are serviced by the manufacturer, and in some cases requires SST to perform warranty related services.

Sales taxes and other similar taxes are excluded from revenue.

Smart Boards and Installation Services

Smart Boards are sold to customers and may require an upfront deposit. The Company also installs its Smart Boards in connection with the sale. All revenue is recognized at a point in time upon completion of any installation, which typically occurs within thirty (30) days of delivering the product.

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

At December 31, 2022 and 2021, the Company had deferred revenue of $578,354 and $11,100, respectively.

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$7,014,591	93%	$-	0%
Installation and repair services	471,942	6%	-	0%
Clean air technology products	29,008	1%	657,136	100%
Total Revenues	$7,515,541	100%	$657,136	100%

The Company had the following sales concentrations at December 31, 2022 and 2021, respectively. All concentrations relate solely to the operations of SST.

	Years Ended December 31,
Customer	2022	2021
A	30%	0%
B	17%	0%
C	13%	0%
Total	60%	0%

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2022 and 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2022 and 2021.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $34,937 and $0 in marketing and advertising costs during the years ended December 31, 2022 and 2021.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which the Company exchanges it equity instruments for goods or services. It also addresses transactions in which the Company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of those equity instruments.

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

The following potentially dilutive equity securities outstanding as of December 31, 2022 were as follows:

December 31, 2022
Series A, preferred stock (1)	287,500,000
Series B, preferred stock (2)	5,289,982,000
Series C, preferred stock (3)	1,000,000
Convertible notes and related accrued interest (4)	2,955,850,444
Warrants (5)	1,293,541,667
Total	9,827,874,111

1 –	Each share converts into 50 shares of common stock.

2 –	Each share converts into 1,000 shares of common stock.

3 –	Each share converts into 1 share of common stock.

4 -	Certain notes have exercise prices that have a discount to market and cause variability into the potential amount of common stock equivalents outstanding at each reporting period. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

5 -	Represents those that are vested and exercisable.

Based on the potential common stock equivalents noted above at December 31, 2022, and the potential variability in stock prices, which directly affect the Company’s ability to determine if it has sufficient shares to settle all possible debt or equity conversions, the Company has determined that it does not have sufficient authorized shares of common stock (20,000,000,000) to settle any potential exercises of common stock equivalents.

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

Recently Issued Accounting Pronouncements

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

In May 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of this standard by the Company did not have a material effect on the Company’s consolidated financial statements.

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

Note 3 – LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2022, the Company had:

●	Net loss of $3,681,490; and
●	Net cash used in operations was $1,249,499

Additionally, at December 31, 2022, the Company had:

●	Accumulated deficit of $24,098,281
●	Stockholders’ deficit of $2,570,643; and
●	Working capital deficit of $3,425,835

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $96,954 at December 31, 2022. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

Note 4 – LOAN RECEIVABLE, RELATED PARTY

During 2021, the Company has advanced funds to an affiliate of the Company’s Chief Executive Officer, Himalaya Technologies, Inc. aka Homeland Resources Ltd. (OTC: HMLA) to pay for corporate operating expenses. The Company expects to receive repayment in 2023.

Effective September 1, 2022, the Company increased our available loan to Himalaya of $50,000 to $100,000.00 to fund its operations. On or around that date we waived all defaults on the loan and extended the maturity of the loan to December 31, 2023.

The following is a summary of the Company’s advances – related party is as follows:

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021
Maturity date	Due on Demand
Interest rate	20%
Collateral	Unsecured

Balance - December 31, 2020	$-
Advances	53,732
Balance - December 31, 2021	53,732

Advances	25,149
Repayments	(33,620)
Balance – December 31, 2022	$45,261

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,	Estimated Useful
	2022	2021	Lives (Years)

Leasehold Improvements	$178,278	$-	40
Vehicles	53,777	-	5 – 10
Furniture	19,595	-	10
Equipment	9,408	-	5
Computer	-	-	5
	261,058	-
Accumulated depreciation	180,214	-
Total property and equipment - net	$80,844	$-

Depreciation expense for the years ended December 31, 2022 and 2021, was $6,117 and $0, respectively.

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

During the year ended December 31, 2019, the Company issued 400,000 shares of preferred class B stock in exchange for 210,000,000 shares of Peer-to-Peer Inc (PTOP). The shares were valued at the market price of $0.0023 per share, or $483,000, at the acquisition date. The shares are valued at the market prices at December 31, 2022 and 2021 of $0.00030 and $0.00070 and per share, respectively, for a total investment of $63,000 and $147,000, respectively.

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

On October 4, 2021, the Company invested $25,000 for a $25,000 convertible note and 25,000 common shares in GenBio, Inc. The Company valued the shares at $1/share, the Company’s cash investment. On January 24, 2022, March 3, 2022, April 6, 2022 and April 7, 2022, the Company invested an additional $15,000 for 15,000 shares, $10,000 for 10,000 shares, $7,500 for 7,500 shares and $7,500 for 7,500 shares of GenBio, Inc., respectively. GenBio, Inc is a private Biotechnology Company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. The Company’s preliminary research has shown that these patent pending active compounds may decrease obesity-induced increases in abdominal fat pads, blood pressure, fatty liver, and insulin resistance.

In 2021, the Company’s Chief Executive Officer assigned his investment brokerage account with Interactive Brokers to the Company. The investments in the account are marketable equity securities.

The following is a summary of the Company’s investments at December 31, 2022 and 2021:

December 31, 2022
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options and warrants	Various	Various	Various	$6	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock and warrants	2021	150,000	$0.08	12,000	2
Mobicard, Inc. (PTOP)	Common stock	2019	210,000,000	$0.0003	63,000	3
GenBio, Inc.	Private company	2021 and 2022	50,000	$1.00	65,000	4
					$140,006

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of Kanab Corp for 150,000 shares of Series B, preferred stock in HMLA. During 2021, a subsidiary of the Company also received 50,000,000 warrants with a five-year expiration and $.0001 exercise price of HMLA. Our CEO is also the CEO of HMLA.
The Series B shares are not publicly traded and are based upon the cost method. The valuation of these shares was determined at the time of exchange. They are convertible into HMLA common shares on a 1-1000 basis. At December 31, 2022, the value of common shares of HMLA if converted would be $450,000.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2022, the Company purchased 40,000 shares of GenBio, Inc. for $40,000 ($1/share)

December 31, 2022
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

During 2021, the Company invested in a $25,000 convertible note with a 25,000 share kicker of GenBio, Inc. for $25,000 ($1/share, representing the cash investment of the Company.)

December 31, 2021
		Gross Unrealized	Gross Unrealized
Description	Cost	Gains	Losses	Fair Value
Marketable securities	$1,200,500	$-	$(435,037)	765,463

Note 7 – DEBT

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at December 31, 2022 and 2021, respectively:

Convertible Notes Payable

The Company executed several convertible notes with various lenders as follows:

Convertible Notes Payable
	GS Capital	PowerUp Lending	Sixth Street Lending	Various

Issuance Dates of Convertible Notes	June 2021 - April 2022	September 2021	October 2021 - January 2022	2019 - 2020
Maturity Dates of Convertible Notes	April 2022 - April 2023	September 2022	October 2022 - January 2023	2019 - 2021
Interest Rate	10%	12%	12%	10% - 12%
Default Interest Rate	24%	22%	22%	22%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion Rate	$0.001 or 60% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period

	GS Capital	PowerUp Lending	Sixth Street Lending	Various	Total

Balance - December 31, 2020	$-	$-	$-	$226,186	$226,186
Debt converted to common stock	-	-	-	(483,436)	(483,436)
Proceeds from issuance of notes	380,000	43,750	78,750	372,250	874,750
Prepayment of convertible note in cash	-	-	-	(115,000)	(115,000)
	$380,000	$43,750	$78,750	$-	$502,500
Less: unamortized debt discount	(318,455)	(31,524)	(63,216)	-	(413,195)
Balance – December 31, 2021	$61,545	$12,226	$15,534	$-	$89,305

Balance - December 31, 2021	$380,000	$43,750	$78,750	$-	$502,500

Proceeds from issuance of notes	335,000	-	43,750	-	378,750
Conversion of accrued interest to note	16,206				16,206
Repayment of notes	-	-	(122,500)	-	(122,500)
Conversion of debt to common stock	(55,000)	(43,750)	-	-	(98,750)
	676,206	-	-	-	676,206
Less: unamortized debt discount	(31,200)	-	-	-	(31,200)
Balance - December 31, 2022	$645,006	$-	$-	$-	$645,006

On January 20, 2021, a third-party lender funded the Company $205,000 in a 10% convertible debenture due January 20, 2022. The transaction netted the Company $180,000 after a $20,000 original issue discount and $5,000 in legal fees. During the year ended December 31, 2021, the loan was converted into common shares.

On April 8, 2021, a third-party lender funded the Company $103,500 in a 12% convertible debenture due April 8, 2022. The transaction netted the Company $100,000 after $3,500 legal and due diligence fees. During the year ended December 31, 2021, the loan was converted into common shares.

On May 10, 2021, a third-party lender funded the Company $53,750 in a 12% convertible debenture due May 10, 2022. The transaction netted the Company $50,000 after $3,750 legal and due diligence fees. During the year ended December 31, 2021, the loan was converted into common shares.

On June 25, 2021, a third-party lender funded the Company $65,000 in a 10% convertible debenture due June 25, 2022. The transaction netted the Company $60,000 after a $2,000 original issue discount and $3,000 in legal fees. During the year ended December 31, 2021 $10,000 of this loan was converted into common shares. During the year ended December 31, 2022, the remaining $55,000 loan was converted into common shares.

On September 22, 2021, a third-party lender funded the Company $43,750 in a 12% convertible debenture due September 20, 2022. The transaction netted the Company $40,000 after $3,750 legal and due diligence fees. During the year ended December 31, 2022, the loan was converted into common shares.

On October 26, 2021, a third-party lender funded the Company $78,750 in a 12% convertible debenture due October 26, 2022. The transaction netted the Company $75,000 after $3,750 legal and due diligence fees. During the year ended December 31, 2022, the loan was repaid.

On October 10, 2021, a third-party lender funded the Company $325,000 in a 10% convertible debenture due October 10, 2022. The transaction netted the Company $300,000 after a $12,500 original issue discount and $12,500 in legal fees. See below for modification.

On January 12, 2022, a third-party lender funded the Company $43,750 in a 12% convertible debenture due January 12, 2023. The transaction netted the Company $40,000 after $3,750 legal and due diligence fees. During the year ended December 31, 2022, the loan was converted into common shares. .

On January 14, 2022, a third-party lender funded the Company $220,000 in a 12% convertible debenture due January 14, 2023. The transaction netted the Company $200,000 after $10,000 legal and due diligence fees and a $10,000 original issue discount. At December 31, 2022, the loan was outstanding.

On April 5, 2022, a third-party lender funded the Company $115,000 in a 12% convertible debenture due April 25, 2023. At December 31, 2022, the loan was outstanding. The transaction netted the Company $100,000 after $5,000 legal and due diligence fees and a $10,000 original issue discount. At December 31, 2022, the loan was outstanding.

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

During the year ended December 31, 2022, third-party lenders converted $104,368 of principal, interest and penalties into 301,448,152 shares of common stock. This resulted in a loss on debt extinguishment of $205,691.

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

Convertible Note Payable – Related Party

In March 2022, the Chief Executive Officer of SST advanced funds to the Company as follows:

Convertible Debt
Related Party

Issuance Date of Convertible Note	March 31, 2022
Maturity Date of Convertible Note	September 30, 2022
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	1
Conversion Rate	2

Balance - December 31, 2021	$-
Proceeds from issuance of note	195,000
Repayments	(195,000)
Balance – December 31, 2022	$-

1	200,000 shares of Series B, Preferred Stock
2	Converts into Series B, preferred stock at $1/share ($0.001/share in common stock – 1:1,000 ratio)

During the year ended December 31, 2022, $50,000 of this loan was repaid. On or around December 19, 2022, the remaining $145,000 was exchanged as part of the SST Founder Employment Status and Compensation Change Agreement.

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $321,705.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

Loans payable - related parties is as follows:

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
	Related Party	Related Party	Related Party	Total

Issuance Date of Loan	Various	Various	Various
Maturity Date of Convertible Note	Due on Demand	Due on Demand	Due on Demand
Interest Rate	0.00%	0.00%	0.00%
Default Interest Rate	0.00%	0.00%	0.00%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	None	None	None

Balance - December 31, 2020	$-	$3,574	$-	$3,574
Proceeds from advances	-	1,594	17,546	19,140
Balance - December 31, 2021	-	5,168	17,546	22,714

Debt acquired in SST acquisition	321,705	-	-	321,705
Advance	326,911	-	14,741	341,652
Repayments	(364,136)	-	(12,407)	(376,543)
Balance – December 31, 2022	$284,480	$5,168	$19,880	$309,528

1-	reflects activity related to the Company’s current Chief Executive Officer of SST.

2-	reflects activity related to the Company’s former Chief Executive Officer of EIC.

3-	reflects activity related to the Company’s current Chief Executive Officer of FOMO.

Loan Payable – Other

In 2022, the Company executed two loans with a third-party lender for $443,060, including interest of $138,050, resulting in net proceeds of $305,010. The Company is required to pay $5,116 over a period of 52 weeks to repay the loan.

Loan Payable - Other

Issuance Date of Loan	April 1, 2022
Maturity Date of Loan	April 1, 2023
Interest Rate	16.00%
Default Interest Rate	0.00%
Collateral	Unsecured
Conversion Rate	None

Balance - December 31, 2021	$-
Proceeds	443,060
Repayments	(199,368)
Balance - December 31, 2022	$243,692

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

The Facility is paid from collections of accounts receivable and is secured by all assets of SST. The AR Facility has an interest rate of the lesser of (a) maximum rate allowed by law and (b) prime plus 5.25%. The minimum rate of interest is 11.50%.

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

At December 31, 2022, the Company is in default on the financial covenants noted above, however, the lender has not exercised its rights of default. The Company and the lender continue to operate under the terms of the agreement without disruption.

The Company and its subsidiaries are guarantors of this Agreement.

Accounts receivable credit facility is as follows:

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2021	$-
Proceed from drawdowns	7,269,906
Repayments	(5,993,439)
Balance – December 31, 2022	$1,276,467

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

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Exercise price	$0.0001 - $0.01	$0.0001 - $0.01
Expected volatility	196% - 377%	384%
Risk-free interest rate	0.73% - 2.99%	0.10%
Expected term (in years)	0.30 - 3.00	3.00 - 5.00
Expected dividend rate	0%	0%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at December 31, 2022 and 2021:

	Convertible Debt	Warrants	Total
Derivative liabilities - December 31, 2020	$834,230	$-	$834,230
Fair value - commitment date	1,753,013	2,064,665	3,817,678
Fair value - mark to market adjustment	(393,465)	(1,289,422)	(1,682,887)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	(1,863,484)	-	(1,863,484)
Derivative liabilities - December 31, 2021	330,294	775,243	1,105,537
Fair value - commitment date	300,137	61,600	361,737
Fair value - mark to market adjustment	404,695	(238,813)	165,882
Gain on debt extinguishment (derivative liabilities - convertible debt)	(226,391)	-	(226,391)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	-	(425,000)	(425,000)
Derivative liabilities - December 31, 2022	$808,736	$173,030	$981,766

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

Note 9 – ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

Acquisition for the Year Ended December 31, 2022

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

We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of assets acquired and liabilities assumed. The allocation of the purchase price consideration is considered preliminary as of March 31, 2022, with the excess purchase price allocated to goodwill and is subject to change. We completed the valuation and allocation of purchase price in April 2023. The final valuation and allocation is reflected in the table below.

The acquisition of SST was reflected in the accompanying consolidated financial statements at March 31, 2022, the results of operations and cash flows are included in the consolidated financial statements as of and from the acquisition date.

The table below summarizes finalized fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Value of earn out agreement	$75,328

Fair value of consideration transferred	75,328

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	223,457
Accounts receivable	669,580
Inventory	208,431
Property and equipment	82,553
Operating lease - right-of-use asset	345,229
Supplier relationships	149,000
Trade name	420,000
Total assets acquired	2,098,250

Accounts payable and accrued expenses	268,553
Contract liabilities (deferred revenue)	671,217
Loan payable - related party	421,799
Note payable - government – SBA	150,000
Notes payable	516,234
Operating lease liability	345,229
Total liabilities assumed	2,373,032

Total net liabilities assumed	(274,782)

Goodwill in purchase of Smart Solution Technologies L.P.	$350,110

In connection with the purchase of SST, $50,000 was paid as a broker fee. This amount has been included in the consolidated statements of operations as a component of general and administrative expenses. There were no other additional transaction costs incurred.

The Company initially granted 1,000,000 shares of Series B preferred stock, valued at $700,000 based upon the quoted closing trading price on date of issuance on as-converted basis to common stock. The agreement was amended in December 2022, and the shares returned to the Company.

The goodwill of $350,110 is primarily related to factors such as synergies and market share.

Goodwill is not deductible for tax purposes.

The estimated future amortization of the acquired supplier relationships and trade name are as follows:

2023	$65,250
2024	65,250
2025	65,250
2026	34,123
2027	28,000
Thereafter	256,603
$514,476

The following summarizes the intangible assets at December 31, 2022:

	December 31, 2022	Useful Life
Supplier Relationships	$149,000	4 years
Trade Names	420,000	15 years
	569,000
Accumulated amortization	(54,524)
	$514,476

On or around December 19, 2022, FOMO Worldwide entered into a Employment Status and Compensation Change Agreement which consisted of the following elements:

Element 1: Total Dollar Value: $45,480

1.	In March of 2022, Mitchell Schwartz issued a cash loan to FOMO WORLDWIDE in the amount of $185,000 with a Success Fee of $10,000 for a total repayment of $195,000; non-amortized.
2.	Mr. Schwartz received a single payment of $50,000 from SST for partial repayment of this loan.
3.	In exchange for the remainder of Insider Loan, ($145,000) Mr. Schwartz agreed to take assignment of a $100,000 Real Estate Loan, made by SST to an affiliate. This note included the repayment to Mr. Schwartz of the $10,000 Success Fee and monthly interest of $1,250 which matured Feb. 28, 2022. Total value of this note now issued to Mr. Schwartz and no longer associated with FOMO was $118,750
4.	The remaining balance of the Insider Loan, equal to $26,250 ($145,000 - $118,750)
5.	This agreement retained Mr. Schwartz residual salary through Feb. 2023, equal to $19,230

Element 2: Total Dollar Value: $139,000

1.	At point of purchase of SMARTSolution Technologies, LP/Inc., FOMO WORLDWIDE agreed to a 1.5% override of gross revenues for the prior year, ending December 2021. This, plus the extension of the closing date causing an add-on of the agreement, was equivalent to $139,000 and was included in the purchase agreement, of which $75,328 was the estimated value of the earn-out.

Element 3: Total Dollar Value: $100,000

1.	At point of purchase of SMARTSolution Technologies, LP/Inc., FOMO WORLDWIDE issued One-Million Series B Shares to Mr. Schwartz. This was included in the purchase agreement.
2.	At the point of the Employment Status and Compensation Change Agreement, Mr. Schwartz agreed to return to FOMO these shares as a goodwill gesture and for exclusion of liability for any accounting discrepancy that may have occurred prior to his new employee agreement.
3.	FOMO WORLDWIDE, along with accepting the return of the aforementioned shares, included as part of the new purchase and employee agreement, agreed to a single payment of $100,000 for the total value of the shares returned by Mr. Schwartz.

Summary:

1.	All items associated with this agreement were equal in value to $284,480 and are to be paid to Mr. Schwartz as monthly payroll outlay over 36 months, beginning in March of 2023.

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

This proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Revenues	$8,894,888	$4,351,409

Net loss	$(3,534,017)	$(12,263,881)

Loss per share – basic	$(0.00)	$(0.00)

Loss per share – diluted	$(0.00)	$(0.00)

Weighted average number of shares – basic	8,308,889,427	15,511,004,083

Weighted average number of shares – diluted	8,308,889,427	15,511,004,083

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

These acquisitions were treated as business combinations and the Company recorded the fair value of the assets acquired.

The table below summarizes preliminary estimated fair value of the assets acquired at the effective acquisition date.

	EIC	iLED
Consideration
Series B, preferred stock (125,000 shares)	$1,250,000	$-
Series B, preferred stock (250,000 shares)	-	3,300,000
Warrants (50,000,000)	229,121	-
Fair value of consideration transferred	$1,479,121	$3,300,000

Recognized amounts of identifiable assets acquired:

Website	259,000	261,600
Trade Names	505,600	2,157,800
Software	401,000	-
Total assets acquired	1,165,600	2,419,400

Goodwill	$313,521	$880,600

Supplemental Pro Forma Information (Unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisitions as if the transactions had occurred on January 1, 2021.

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time:

2021

Operating revenues	$890,075
Cost of revenues	607,833
Gross profit	282,242
Operating expenses:
General and administrative	5,061,430
Loss from operations	(4,779,188)

Other income (expenses)
Interest expense	(730,825)
Bad debt	-
Loan forgiveness	11,593
Loss on investment	(435,037)
Loss on impairment	(6,419,944)
Gain on debt conversion	514,425
Debt settlement gain (loss)	(231,930)
Write off old inventory	-
Derivative liability gain (loss)	3,569,489
Total other expenses	(3,722,229)

Loss before income taxes	(8,501,417)
Provision for income taxes	-
Net loss	$(8,501,417)

Note 10 – COMMITMENTS AND CONTINGENCIES

Right-of-Use Operating Lease

On February 28, 2022, in connection with the acquisition of SST, the Company assumed a Right-of-Use (“ROU”) operating lease for its office space. The lease is for an initial term of five (5) years at $7,000 per month. There are no stated renewal terms. There were no other ROU leases in effect prior to the acquisition of SST.

At December 31, 2022, the Company has no financing leases as defined in ASC 842, “Leases.”

December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$281,937

Liabilities

Operating lease liability	$291,257

Weighted-average remaining lease term (years)	4.09

Weighted-average discount rate	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$63,292
Lease liability expense in connection with obligation repayment	23,265
Total operating lease costs	$86,557

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$38,622
Right-of-use asset obtained in exchange for new operating lease liability	$345,229

Future minimum lease payments required under leases that have initial or remaining non- cancelable lease terms in excess of one year at December 31, 2022:

2023	$84,000
2024	84,000
2025	84,000
2026	84,000
2027	7,000
Total undiscounted cash flows	343,000
Less: amount representing interest	(51,743)
Present value of operating lease liability	291,257
Less: current portion of operating lease liability	(63,556)
Long-term operating lease liability	$227,701

Note 11– STOCKHOLDERS’ DEFICIT

At December 31, 2022 and 2021, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	78,000,000 shares authorized
-	5,750,000 and 5,750,000 shares designated, issued and outstanding at December 31, 2022 and 2021, respectively
-	Stated value – none

-	Par value - $0.0001
-	Conversion – each share of Class A converts into 50 shares of common stock (287,500,000 and 287,500,000 equivalent shares of common stock, at December 31, 2022 and 2021, respectively)
-	Voting – on an as-converted basis – 50 votes for each share held (287,500,000 and 287,500,000 votes, at December 31, 2022 and 2021, respectively)
-	Dividends – $0.0035 per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	5,289,982 and 5,249,982 shares designated, issued and outstanding at December 31, 2022 and 2021, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (5,289,982,000 and 5,249,982,000 equivalent shares of common stock, at December 31, 2022 and 2021, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (5,289,982,000 and 5,249,982,000 votes, at December 31, 2022 and December 31, 2021, respectively)
-	Dividends – 1% per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at December 31, 2022 and 2021, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at December 31, 2022 and 2021, respectively)
-	Voting – on an as-converted basis – 100,000 votes for each share held (100,000,000,000 and 100,000,000,000 votes, at December 31, 2022 and 2021, respectively)
-	Dividends – 1% per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Common Stock

-	20,000,000,000 shares authorized
-	No par value
-	Voting at 1 vote per share

Equity Transactions for the Year Ended December 31, 2022

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

On or around December 19, 2022, FOMO Worldwide entered into a Employment Status and Compensation Change Agreement. As part of this agreement, the 1,000,000 shares of Series B preferred stock were returned to the Company.

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

Conversion of Class B Preferred Stock to Common Stock

The Company issued 360,000,000 shares of common stock in connection with the conversion of 360,000 shares of Class B preferred stock. The transaction had a net effect of $0 on stockholders’ deficit.

Return and Cancellation of Class B Preferred Stock to Common Stock

The Company received and cancelled 250,000 shares of Class B preferred stock. The transaction had a net effect of $0 on stockholders’ deficit.

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

Note 12 – WARRANTS

Warrant activity for the years ended December 31, 2022 and 2021 are summarized as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - December 31, 2020	713,571,428	$0.0011	2.92	$149,500
Granted	1,288,541,667	$0.0018	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000
Exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000
Outstanding - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000
Exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000
Granted	660,000,000	$0.0011	-	-
Exercised	(750,000,000)	$0.0001	-	-
Cancelled/Forfeited	(618,571,428)	$.00034	-	-
Outstanding – December 31, 2022	1,293,541,667	$0.0013	1.86	$-
Exercisable – December 31, 2022	1,143,541,667	$0.0014	1.71	$-

Warrant Transactions for the Year Ended December 31, 2022

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

Employee Compensation

The Company granted 195,000,000, three-year (3) warrants to a board director and employee for services rendered.

The fair value of these services rendered was $91,127, of which $59,648 was unvested at December 31, 2022, based upon the following weighted average assumptions:

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

Note 13 – INCOME TAXES

The Company did not file its federal tax returns for fiscal years from 2012 through 2020. Management at year-end 2020 believed that it would not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net loss incurred during these years. During the year ended December 31, 2021 the Company filed returns for 2018, 2019 and 2020. During the year ended December 31, 2022, the Company filed returns for 2021 and paid its franchise tax board minimum fees current.

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

Due to recurring losses, the Company’s tax provision for the years ended December 31 2022 and 2021 was $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2022	2021
Statutory federal rate	-21.0%	-21.0%
State income tax rate, net of federal benefit	-3.6%	-3.6%
Permanent differences, including stock-based compensation and impairment of acquired assets	8.6%	8.6%
Change in valuation allowance	16.0%	16.0%
Effective tax rate	0.0%	0.0%

At December 31, 2022 and 2021 the Company’s deferred tax assets were as follows:

	December 31, 2022	December 31, 2021
Tax benefit of net operating loss carry forward	$4,248,077	$3,557,350
less valuation allowance	(4,248,077)	(3,557,350)
Net deferred tax assets	$-	$-

As of December 31, 2022 the Company had unused net operating loss carry forwards of approximately $17.1 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years beginning in 2023 and extending to indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

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

The Company’s valuation allowance at December 31, 2022 and 2021 was $4,248,077 and $3,557,350, respectively. The change in the valuation allowance during the year ended December 31, 2022 was an increase of approximately $691,000.

NOL carry over loss
Expiration
NOL	2013	$84,206	2023
	2014	494,301	2024
	2015	680,549	2025
	2016	651,537	2026
	2017	1,239,493	2027
	2018	1,843,498	Indefinite
	2019	48,201	Indefinite
	2020	140,808	Indefinite
	2021	9,262,185	Indefinite
	2022	2,823,829	Indefinite
		$17,268,607

Note 14 – SUBSEQUENT EVENTS

Letters of Intent Signed for Acquisitions of Learning Management Systems and Training Content Providers

On January 13, 2023, FOMO signed a non-binding letter of intent (“LOI”) to acquire a UK-based provider of learning management systems (“LMS”), which are software applications for the administration, documentation, tracking, reporting, automation, and delivery of educational courses, training programs, materials or learning and development programs. The business generates revenues of several hundred thousand British pounds and is growing its top line at a double digit % annual rate (unaudited). Total consideration is as follows: 1) GBP £800,000 cash at close, plus 2) GBP £400,000 in a non-interest-bearing seller’s note (paid in one year after close), plus 3) a performance-based payment of up to GBP £200,000 subject to 30% revenue growth for the calendar year after the Closing Date. The Company’s balance sheet will remain as-is during the term the LOI is active and until the Closing Date, with no distributions, capital calls, bonuses to management or shareholders, salary increases, adjustments to working capital, etc. for any purpose, unless otherwise agreed by FOMO in writing. The process is conditioned on the completion of due diligence, legal and accounting review, documentation that is satisfactory to all parties, and the successful raise by us of certain financing, if any. Execution of a securities purchase agreement (“SPA”) and related definitive agreements are targeted as soon as practical but not later than April 30, 2023 (the “Closing” and such date, the “Closing Date”).

On January 17, 2023, we signed a non-binding purchase agreement to acquire the assets of a provider of online training and compliance software, services, and content primarily to the agriculture and food industries based in the Midwest. The business was founded in 1980, generates roughly $400,000 - $500,000 in annual revenues, is EBITDA+(unaudited), and can potentially be grown organically into other regions of the country and into new verticals including education, manufacturing, healthcare, and other. We intend to place the assets, which have a total purchase price of $280,000 cash including closing funds of $155,000, seller notes of $110,000 and an earn-out valued at $15,000 but with no ceiling, into our wholly owned subsidiary SMARTSolution Technologies Inc., a sister entity to our wholly owned education technology subsidiary SMARTSolution Technologies LP. Closing is targeted by March 17, 2023, though we intend to work vigorously to consummate the deal sooner. Our auditors have indicated the size of the business relative to FOMO will not trigger an audit requirement for the target. We made $15,000 non-refundable earnest payments towards closing. There is a $5,000 non-refundable equity component to the consideration for this transaction in the form of 5,000 Series B Preferred shares paid as a fee to extend the closing deadline to May 17, 2023.

On February 3, 2023, we signed a non-binding letter of intent (“LOI”) to acquire the assets of a USA-based learning management system (“LMS”) and training content provider for $400,000, including $150,000 cash, $150,000 in Series B Preferred stock, and a $100,000 earn-out plus incentive stock options for employees. Execution of a definitive agreement for the proposed transaction is required by May 31, 2023.

On February 27, 2023, the Company signed a non-binding letter of intent to purchase a provider of modular buildings and construction services generating an estimated $8 million annual revenues and $800,000 annual EBITDA in 2022 (unaudited). The Target’s customers include K12 schools, police departments, fire departments, and municipalities in the state of Florida. There are no assurances FOMO will be able to complete the transaction based on planned due diligence or required financing.

On February 28, 2023, the Company issued 310,000,000 incentive stock options to employees of its wholly owned subsidiary SMARTSolution Technologies L.P. with a strike price of .0005 and a three-year expiration. The options expire at close of business on March 1, 2026 and do not vest unless each employee is employed by SST on or after March 1, 2024.

On March 29, 2023, the Company executed a non-binding letter of intent to acquire a manufacturer and provider of analog and digital signage and services based in Southwest Florida. The business generates annual revenues of approximately $5 million (unaudited), is profitable, and has backlog of over $2 million with homeowner associations (HOAs), municipalities, and enterprise customers including K12 schools, transportation hubs, and other. Consideration is $500,000 cash, $1.5 million in Series B Preferred stock (valued using a common stock price of $0.001), refinancing or rollover of SBC loans of $1,840,435, and an earn-out of up to $1.0 million over three years (terms to be negotiated).

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were material weaknesses in our internal controls over Financial reporting as of December 31, 2022 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements, and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2022. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles

Under applicable rules of the Securities and Exchange Commission, as a “smaller reporting company” this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

Name	Age	Position(s)
Vikram Grover	53	Chairman, CEO, President, CFO, Secretary

Vikram Grover has 25 years-experience on Wall Street as an equity research analyst, investment banker and consultant that has been advising, financing, and launching businesses for several years. He has worked at Thomas Weisel Partners Group, Inc. (now Stifel Nicolaus), Needham & Co., Source Capital Group, Inc. and Kaufman Bros., LLC in various capacities ranging from Director of Research, Senior Managing Director Investment Banking, and Managing Director Equity Research covering Telecommunications, Media, and Technology (TMT) companies. Prior to FOMO WORLDWIDE, INC., he was CEO of the first publicly traded eSports social site and tournament platform, Good Gaming. He was introduced to Charles Szoradi, the founder of Purge Virus three years ago. Mr. Grover has a Master of Science in Management (“MSM”) from the Georgia Institute of Technology (“Georgia Tech”), a BA in Marketing from the University of California San Diego (“UCSD”) and is a Chartered Financial Analyst (“CFA”).

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

Code of Ethics

As of the date of this Report, the Company has adopted a Code of Ethics applicable to our principal executive officer and principal financial officer.

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

The following table summarizes all compensation recorded by us in 2022 and 2021 for our Chief Executive Officer, who is are only executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Vikram Grover, CEO	2022	150,000	0	0	0	0	0	0	150,000
	2021	150,000	0	0	200,000	0	0	0	350,000

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer, Vikram Grover, compensating him $12,500 per month, including $5,000 in cash compensation if the Company is not current and $7,500 in cash compensation if current with its Exchange Act, with the balance due in restricted Series B Preferred shares. During he year ended December 31, 2022, the Company paid $52,499 and accrued $97,401 in compensation. During 2021, Mr. Grover converted all accrued compensation into Series B Preferred shares, leaving amounts due to him on December 31, 2021 at $0.00.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Annual Report, certain information with respect to the Company’s common stock owned of record or beneficially by (a) each director and executive officer of the Company; (b) each person who owns beneficially more than five percent (5%) of each class of the Company’s outstanding common stock; and (c) all directors and executive officers as a group. The address of each of these individuals are c/o the Company, 831 W North Ave., Pittsburgh, PA 15233.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Common Stock	Vikram Grover	2,149,815,000	15.0%
Common Stock	All Directors and Officers as a Group (1 person)	2,149,815,000	15.0%

(1)

Represents shares of common stock issuable upon conversion of Series A, B and C Preferred Shares. Holders of Series A, B and C Preferred Shares vote on all matters presented to stockholders for a vote on an “as converted” basis together with our common stock as a single class, except as required by law.

(2)	Unless otherwise indicated, based on 8,620,188,088 shares of common stock issued and outstanding as of the date of this Annual Report. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

Item 14. Principal Accountant Fees and Services.

Urish Popeck LLC, is our independent registered public accounting firm for the year ended December 31, 2022. Assurance Dimensions was our independent registered public accounting firm for the year ended December 31, 2021.

	Year ended December 31,
	2022	2021
Audit Fees	$110,000	$50,000

Audit-Related Fees	$-0-	$5,000

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

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

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 1013)

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 5525)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Deficiency for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements December 31, 2022 and 2021

(2)	Financial Statement Schedules

None.

(3) Exhibits

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of Amendment

3.3**	Amended and Restated By-laws December 16, 2019

10.1**	Convertible Note Between the Company and Auctus Fund LLC dated January 6, 2017

10.2**	Convertible Note Between the Company and JSJ Investments dated April 25, 2017

10.3**	Convertible Note and Warrant Agreement Between the Company and Crown Bridge Partners LLC September 15, 2017

10.4**	Convertible Note Between the Company and LG Capital Funding, LLC dated November 14, 2017

10.5**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated January 24, 2018

10.6**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated February 22, 2018

10.7**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated April 11, 2018

10.8**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated April 27, 2018.

10.9**	Convertible Note Between the Company and Jabro Funding Corp. dated July 23, 2018

10.10**	Convertible Note Between the Company and Jabro Funding Corp. dated October 1, 2018

10.11**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated November 1, 2018

10.12**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated March 8, 2019

10.13**	Convertible Note Between the Company and Tri-Bridge Ventures LLC dated March 15, 2019

10.14**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated July 9, 2019

10.15**	Convertible Note Between the Company and GS Capital Partners LLC dated September 6, 2019

10.16**	Convertible Note Between the Company and GS Capital Partners LLC dated November 12, 2019

10.17**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated November 14, 2019

10.18**	Convertible Note Between the Company and Auctus Fund LLC dated October 28, 2020

10.19**	Definitive Acquisition Agreement Between the Company and Purge Virus, LLC September 29, 2020

10.20**	FOMO WORLDWIDE, INC. – Purge Virus, LLC Reps and Warranties October 18, 2020

10.21**	Convertible Debenture Loan Agreement with GS Capital – January 20, 2021

10.22**	Convertible Loan Agreement Power Up Lending – April 8, 2021

10.23**	Convertible Loan Agreement Power Up Lending – May 10, 2021

10.24**	Convertible Loan Agreement GS Capital – June 25, 2021

10.25**	Convertible Loan Agreement Power Up Lending – September 22, 2021

31.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

**	Incorporated by reference to the Company’s Registration Statement on Form 10’s as filed with the SEC on October 30, 2012, July 19, 2019 and December 7, 2020 (amended December 8, 2020). And by reference to Company’s Form 10K filed December 31, 2020 and the Company’s 8K filed October 7, 2020. Filed by reference to Form 10-Q for the three months ended March 31, 2021 filed on EDGAR on May 24, 2021 and Form 10-Q for six months ended June 30, 2021 filed on EDGAR on August 16, 2021.

***	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April 2023.

FOMO WORLDWIDE, INC.

By:	/s/ Vikram Grover
Vikram Grover, Chief Executive Officer and sole Director (Principal Executive, Financial and Accounting Officer)

