Form 10-K/A
period 2022-12-31
FOMO WORLDWIDE, INC.
filed 2023-04-18
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2022, was $4,310,094.

As of April 17, 2023 there were 8,620,188,088 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Background.

We are filing this first Amendment to Form 10-K filed on April 14, 2023 to incorporate iXBRL formatting as required by the Securities Exchange Commission and making it available to investors on our company website at www.fomoworldwide.com.

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

The managing member of IAQ, iLED and EIC stayed on following the acquisitions to run their businesses. However, in July 2021, the former managing member stepped down and assumed a consulting role and a new chief executive officer was hired to run the businesses of IAQ and EIC Wyoming. This individual resigned from his position on March 2, 2022 and we appointed a chief executive officer of the businesses.

Operating results for IAQ since its acquisition have not met expectations, Accordingly, the chief executive is in the process of reorganizing IAQ. Accordingly, we determined that IAQ’s value was impaired at December 31, 2021.

In addition, the software developer responsible for completing development and implementation of EIC Wyoming left the company and has refused to assist us with completing the software and transitioning the work to other individuals. Accordingly, we are now in the process of identifying another person or entity to take over and complete development of the software. As a result of this delay, we determined that EIC Wyoming’s value was impaired at December 31, 2021.

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

SST has been engaged in the education technology and services business for over 25 years. SST markets its systems to and installs these systems in elementary, middle and high schools, as well as colleges, universities, and commercial facilities. These interactive smartboards provide students with interactive remote access from home or other locations to classrooms and teachers via personal computers, laptops, tablets, and similar devices. SST currently markets its systems primarily in Pennsylvania, Ohio and West Virginia, is in the process of expanding into the Alabama and Michigan markets and plans to expand further throughout the United States as opportunities present themselves either organically or through strategic acquisitions.

As a result of the growth in remote learning driven in part by the COVID-19 pandemic and government funding including ESSER Funds (Elementary Secondary School Emergency Relief) and the CARES Act (Coronavirus Aid, Relief, and Economic Security), SST is currently experiencing a significant increase in orders and sales and continuous growth in backlog. Since the closing of the acquisition, FOMO has secured several millions dollars financing to support SST’s fulfillment of additional orders and delivery of its backlog.

The digital smartboards which form the key element of SST’s interactive audio visual systems are primarily supplied by a leading manufacturer based in Canada, which is a subsidiary of a large multi-national company Hon Hai Precision Industry Co., Ltd., trading as Hon Hai Technology Group in China, Taiwan and Foxconn internationally. SST believes that its relationship with its supplier is excellent, although there can be no assurance that if the relationship with the supplier was interrupted or otherwise adversely affected that an alternative source of supply at commercially reasonable cost would be available or that SST’s business would not be seriously harmed.

The primary competitor of SST in Pennsylvania, Ohio and West Virginia is a Philadelphia-based entity which also markets and sells interactive whiteboards. SST believes that it competes effectively based on its contacts and relationships with its existing and potential customers. However, there can be no assurance that additional competitors with greater financial and other resources will not enter SST’s market or that SST will be able to successfully compete as it enters new geographic markets.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company currently leases property through its wholly owned subsidiary SMARTSolution Technologies L.P. at 831 West North Ave, Pittsburgh, PA 15233. The property lease is between SMARTSolution Technologies L.P. and GraMax LLC, which is wholly owned by SST’s Founder and Brand Ambassador, Mitchell Schwartz. On closing of the SST acquisitions on February 28, 2022, the initial lease term was five (5) years with an annual lease of $84,000. Our Chief Executive Officer operates out of this location and we have redomiciled the public corporation to the same address.

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

Results of Operations

Year ended December 31, 2022 as compared to year ended December 31, 2021

Revenues. During the year ended December 31, 2022, the Company had operating revenues of $7,515,451, as compared to operating revenues of $657,136 for the year ended December 31, 2021. The increase from 2021 to 2022 was $6,858,405 (1,044%). Sales for 2022 included SST’s operations for ten months of the year, as it was acquired on February 28, 2022. The acquisition drove the majority of the revenue increase from 2021.

Cost of Revenues. During the year ended December 31, 2022, cost of revenues was $6,467,990, as compared to cost or revenues of $539,308 for the year ended December 31, 2021. The increase from 2021 to 2022 was $5,928,682 (1,099%). Cost of sales primarily includes cost of equipment, cost of labor, cost of transportation and delivery, and allocation of corporate overhead. Cost of sales for 2022 included SST’s operations acquired on February 28, 2022, which resulted in the majority of the increase from 2021.

Gross Profit. Gross profit for the year ended December 31, 2022 was $1,047,551 as compared to gross profit of $117,828 for the year ended December 31, 2021. Gross profit expressed as a percentage of sales for 2022 was 14%, as compared to 18% for 2021. During 2022, the Company included the gross profit of SST acquired on February 28, 2022.

Operating Expenses. During the year ended December 31, 2022, the Company incurred operating expenses of $2,645,480 consisting primarily of payroll, professional and consulting fees. Of the operating expense, $981,594 consists of non-cash expenses, such as depreciation and amortization and expenses for shares and warrants issued for services. During the year ended December 31, 2021, the Company incurred operating expenses of $11,340,784 consisting of consulting fees, travel expenses, general and administrative costs, bad debt expense, loss on impairment and amortization of debt discount. Of the 2021 operating expense, $9,806,229 consists of non-cash expenses. Net cash used for operating activities in 2022 was $1,249,499 a significant improvement from $885,503 in 2021.

Other Income (Expenses). During the year ended December 31, 2022, the Company incurred other income (expense) $2,083,561 consisting of interest expense, amortization of debt discounts, loss on investments, debt settlement, loan forgiveness, loss on debt conversions, derivative liability expense and derivative expense. During the year ended December 31, 2021, the Company incurred other income (expense) $1,359,544) consisting of interest expense, loss on investments, debt settlement, loan forgiveness, loss on debt conversions, derivative liability gain and derivative expense.

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

Liquidity and Capital Resources at December 31, 2022

Operating Activities

For the years ended December 31, 2022 and 2021, the Company reflected net cash used in operating activities of $1,249,499 and $885,503, respectively, an increase of $363,996 (41%). Operating activities primarily consist of a net loss of $3,681,490, offset by non-cash net expenses of $2,562,746, and increases in accounts receivable, inventory, and prepaid expenses, offset by an increase in accounts payable and decrease in deferred revenues.

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

During the year ended December 31, 2022, the Company received net proceeds of $378,750 of borrowed funds from non-related parties through the sale of convertible notes payable, $7,269,906 in an asset backed loan against the accounts receivable of SST offset by repayments of $5,993,439 and $195,000 loan from a related party (CEO of SST). The Company also executed a loan for $638,060 and repaid $199,368. The Company repaid an SBA loan for $150,000, loans payable – related parties for $229,891 and notes payable for $647,528.

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

We manage liquidity risk by reviewing, on an ongoing basis, our sources of capital and capital required to support sales and operations. The Company has cash on hand of $99,954 at December 31, 2022. Although the Company intends to raise additional debt and equity capital, the Company may continue to incur losses from operations and incur negative cash flows from operating activities over the near-term. Future potential losses could be significant as sales increase along with associated expenses related to compensation, professional fees, business development and regulatory compliance.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about our ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of our clean air and audio/visual businesses. Consequently, our dependence on the proceeds from future debt or equity investments will be used to implement our business plan of expanding our business through mergers and acquisition and expanding revenues through growing sales in the clean air and audio/visual businesses. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this report, we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may be unavailable in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases, or debt which would increase our capital requirements and a possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

FOMO WORLDWIDE, INC. and its subsidiaries are organized as follows:

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

Operating results for IAQ since its acquisition have not met expectations, Accordingly, the chief executive is in the process of reorganizing IAQ. Accordingly, we determined that IAQ’s value was impaired at December 31, 2021.

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

SST has been engaged in the education technology and services business for over 25 years. SST markets its systems to and installs these systems in elementary, middle and high schools, as well as colleges, universities, and commercial facilities. These interactive smartboards provide students with interactive remote access from home or other locations to classrooms and teachers via personal computers, laptops, tablets, and similar devices. SST currently markets its systems primarily in Pennsylvania, Ohio and West Virginia, is in the process of expanding into the Alabama and Michigan markets and plans to expand further throughout the United States as opportunities present themselves either organically or through strategic acquisitions.

As a result of the growth in remote learning driven in part by the COVID-19 pandemic and government funding including ESSER Funds (Elementary Secondary School Emergency Relief) and the CARES Act (Coronavirus Aid, Relief, and Economic Security), SST is currently experiencing a significant increase in orders and sales and continuous growth in backlog. Since the closing of the acquisition, FOMO has secured several millions dollars financing to support SST’s fulfillment of additional orders and delivery of its backlog.

The digital smartboards which form the key element of SST’s interactive audio visual systems are primarily supplied by a leading manufacturer based in Canada, which is a subsidiary of a large multi-national company Hon Hai Precision Industry Co., Ltd., trading as Hon Hai Technology Group in China and Taiwan and Foxconn internationally. SST believes that its relationship with its supplier is excellent, although there can be no assurance that if the relationship with the supplier was interrupted or otherwise adversely affected that an alternative source of supply at commercially reasonable cost would be available or that SST’s business would not be seriously harmed.

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

Convertible Note Payable – Related Party

In March 2022, the Chief Executive Officer of SST advanced funds to the Company as follows:

Convertible Debt
Related Party

Issuance Date of Convertible Note	March 31, 2022
Maturity Date of Convertible Note	September 30, 2022
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	1
Conversion Rate	2

Balance - December 31, 2021	$-
Principal due from issuance of note	195,000
Repayments	(195,000)
Balance – December 31, 2022	$-

1	200,000 shares of Series B, Preferred Stock
2	Converts into Series B, preferred stock at $1/share ($0.001/share in common stock – 1:1,000 ratio)

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

The Company initially granted 1,000,000 shares of Series B preferred stock, valued at $700,000 based upon the quoted closing trading price on date of issuance on as-converted basis to common stock. The agreement was amended in December 2022, and all of the shares returned to the Company.

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
	$514,476

On or around December 19, 2022, FOMO WORLDWIDE, INC. entered into a Employment Status and Compensation Change Agreement which consisted of the following elements:

Element 1: Total Dollar Value: $45,480

1.	In March of 2022, Mitchell Schwartz issued a cash loan to FOMO WORLDWIDE in the amount of $185,000 with a Success Fee of $10,000 for a total repayment of $195,000; non-amortized.
2.	Mr. Schwartz received a single payment of $50,000 from SST for partial repayment of this loan.
3.	In exchange for the remainder of Insider Loan, ($145,000) Mr. Schwartz agreed to take assignment of a $100,000 Real Estate Loan, made by SST to an affiliate. This note included the repayment to Mr. Schwartz of the $10,000 Success Fee and monthly interest of $1,250 which matured Feb. 28, 2022. Total value of this note now issued to Mr. Schwartz and no longer associated with FOMO was $118,750
4.	The remaining balance of the Insider Loan, equal to $26,250 ($145,000 - $118,750)
5.	This agreement retained Mr. Schwartz residual salary through Feb. 2023, equal to $19,230

Element 2: Total Dollar Value: $139,000

1.	At point of purchase of SMARTSolution Technologies, L.P./Inc., FOMO WORLDWIDE agreed to a 1.5% override of gross revenues for the prior year, ending December 2021. This, plus the extension of the closing date causing an add-on of the agreement, was equivalent to $139,000 and was included in the purchase agreement, of which $75,328 was the estimated value of the earn-out.

Element 3: Total Dollar Value: $100,000

1.	At point of purchase of SMARTSolution Technologies, L.P./Inc., FOMO WORLDWIDE issued One-Million Series B Shares to Mr. Schwartz. This was included in the purchase agreement.
2.	At the point of the Employment Status and Compensation Change Agreement, Mr. Schwartz agreed to return to FOMO these shares as a goodwill gesture and for exclusion of liability for any accounting discrepancy that may have occurred prior to his new employee agreement.
3.	FOMO WORLDWIDE, along with accepting the return of the aforementioned shares, included as part of the new purchase and employee agreement, agreed to a single payment of $100,000 for the total value of the shares returned by Mr. Schwartz.

Summary:

1.	All items associated with this agreement were equal in value to $284,480 and are to be paid to Mr. Schwartz as monthly payroll outlay over 36 months, beginning in March of 2023.

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

Note 13 – INCOME TAXES

The Company did not file its federal or state tax returns for fiscal years from 2012 through 2017. Previous management had believed that it would not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net losses incurred during those years. During the year ended December 31, 2021, the Company under new management since 2019 filed returns for 2018, 2019 and 2020. During the year ended December 31, 2022, the Company filed returns for 2021 as well.

Based on available information, management believes it is more likely than not that any potential net deferred tax assets as of December 31, 2022 and 2021 may not be fully realizable.

Due to recurring losses, the Company’s tax provisions for the years ended December 31, 2022 and 2021 were $0.

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

On January 17, 2023, we signed a non-binding purchase agreement to acquire the assets of a provider of online training and compliance software, services, and content primarily to the agriculture and food industries based in the Midwest. The business was founded in 1980, generates roughly $400,000 - $500,000 in annual revenues, is EBITDA+(unaudited), and can potentially be grown organically into other regions of the country and into new verticals including education, manufacturing, healthcare, and other. We intend to place the assets, which have a total purchase price of $280,000 cash including closing funds of $155,000, seller notes of $110,000 and an earn-out valued at $15,000 but with no ceiling, into our wholly owned subsidiary SMARTSolution Technologies Inc., a sister entity to our wholly owned education technology subsidiary SMARTSolution Technologies LP. Closing is targeted by March 17, 2023, though we intend to work vigorously to consummate the deal sooner. Our auditors have indicated the size of the business relative to FOMO will not trigger an audit requirement for the target. We made $15,000 non-refundable earnest payments towards closing. There is a $5,000 non-refundable equity component added to the consideration for this transaction in the form of 5,000 Series B Preferred shares issued to extend the closing deadline to May 17, 2023.

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

Employment Agreement

The Company has an employment agreement with its Chief Executive Officer, Vikram Grover, compensating him $12,500 per month, including $5,000 in cash compensation if the Company is not current and $7,500 in cash compensation if current with its Exchange Act, with the balance due in restricted Series B Preferred shares. During the year ended December 31, 2022, the Company paid $52,499 and accrued $97,401 in compensation. During 2021, Mr. Grover converted all accrued compensation into Series B Preferred shares, leaving amounts due to him on December 31, 2021 at $0.00.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

None.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Under such definition, Vikram Grover who holds the titles of CEO, CFO and Secretary and sole Director, would not be considered an independent director.

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

