Form 10-Q
period 2023-03-31
FOMO WORLDWIDE, INC.
filed 2023-05-18
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

There were 9,184,566,420 shares of common stock, no par value, of the Registrant issued and outstanding as of May 18, 2023.

FOMO WORLDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOMO WORLDWIDE, INC.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets

Current Assets
Cash	$119,149	$96,954
Accounts receivable – net	914,817	1,682,654
Loan receivable - related party	59,950	45,261
Inventory – net	262,441	382,457
Prepaids and other	18,267	9,458
Total Current Assets	1,374,624	2,216,784

Property and equipment – net	79,283	80,844
Operating lease - right-of-use asset	264,676	281,937
Intangible assets- net	498,164	514,476
Goodwill	350,110	350,110
Investments	466,832	140,006

Total Assets	$3,033,689	$3,584,157

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,263,753	$1,657,084
Accounts receivable credit facility	1,440,262	1,276,467
Operating lease liability	64,836	63,556
Deferred revenue	275,247	578,354
Warranty Reserve	5,510	-
Loans payable - related parties	24,238	25,048
Convertible notes payable – net	676,206	645,006
Loans payable- other	505,771	243,692
Preferred dividend payable	192,777	171,646
Derivative liabilities	4,437,172	981,766
Total Current Liabilities	8,885,772	5,642,619

Long Term Liabilities
Loans payable - related parties	284,480	284,480
Operating lease liability	211,004	227,701
Total Long-Term Liabilities	495,484	512,181

Total Liabilities	9,381,256	6,154,800

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, Class A, $0.0001 par value, 78,000,000 shares designated, 5,750,000 and 5,750,000 shares issued and outstanding, respectively	575	575
Preferred stock, Class B, $0.0001 par value, 20,000,000 shares designated, 5,299,982 and 5,289,982 shares issued and outstanding, respectively	530	529
Preferred stock, Class C, $0.0001 par value, 2,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100

Common stock, no par value, 20,000,000,000 shares authorized 8,620,188,088 and 8,620,188,088 shares issued and outstanding, respectively	9,023,334	9,023,334
Additional paid-in capital	12,536,408	12,503,100
Accumulated deficit	(27,908,514)	(24,098,281)
Total Stockholders’ Equity (Deficit)	(6,347,567)	(2,570,643)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,033,689	$3,584,157

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Sales – net	$552,328	$592,291

Cost of sales	397,571	520,847

Gross profit	154,757	71,444

General and administrative expenses	550,866	1,223,824

Loss from operations	(396,109)	(1,152,380)

Other income (expense)
Interest expense	(233,213)	(58,102)
Amortization of debt discount	(31,200)	(205,776)
Change in fair value of derivative liabilities	(3,455,406)	(2,716)
Derivative expense	-	(12,192)
Gain on debt extinguishment (derivative liabilities – convertible debt)	-	100,693
Loss on debt extinguishment	-	(205,691)
Change in fair value of marketable equity securities	326,826	(289,644)
Total other expense – net	(3,392,993)	(673,428)

Net loss	$(3,789,102)	$(1,825,808)

Preferred stock dividends	(21,131)	(45,059)

Net loss available to common shareholders	$(3,810,233)	(1,870,867)

Loss per share - basic and diluted	$(0.0004)	$(0.0002)

Weighted average number of shares - basic and diluted	8,620,188,088	7,896,234,748

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2023

(Unaudited)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	(Deficit)

December 31, 2022	5,750,000	$575	5,289,982	$529	1,000,000	$100	8,620,188,088	$9,023,334	$12,503,100	$-	$(24,098,281)	$(2,570,643)

Issuance of stock for services	-	-	10,000	1	-	-	-	-	999	-	-	1,000

Warrants issued for services - related party	-	-	-	-	-	-	-	-	32,309	-	-	32,309

Preferred dividends											(21,131)	(21,131)

Net loss - 2023	-	-	-	-	-	-	-	-	-	-	(3,789,102)	(3,789,102)

March 31, 2023	5,750,000	$575	5,299,982	$530	1,000,000	$100	8,620,188,088	$9,023,334	$12,536,408	$-	$(27,908,514)	$(6,347,567)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating activities
Net loss	$(3,789,102)	$(1,825,808)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	-	535,000
Warrants issued for services	1,000	209,713
Warrants issued for service - related party	32,309	13,981
Amortization of debt discount	31,200	205,776
Amortization of operating lease - right-of-use asset	17,261	11,508
Depreciation and amortization expense	7,873	579
Change in fair value of derivative liabilities	3,455,406	2,716
Derivative expense	-	12,192
Gain on debt extinguishment	-	(100,693)
Loss on debt extinguishment	-	205,691
Change in fair value of marketable equity securities	(326,826)	289,644
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	767,837	214,267
Inventory	120,016	(128,941)
Prepaids and other	1,191	(180,675)
Increase (decrease) in
Accounts payable and accrued expenses	(393,331)	(157,645)
Deferred revenue	(303,107)	(89,770)
Warranty Reserve	5,510
Operating lease liability	(15,417)	(9,428)
Net cash used in operating activities	(388,180)	(791,893)

Investing activities
Cash acquired in acquisition of SMARTSolution Technologies, L.P.	-	223,457
Purchase of securities - net of sales	-	(41,780)
Repayment - loan receivable - related party	-	15,199
Advance - loan receivable - related party	(14,689)	(525)
Net cash provided by investing activities	(14,689)	196,351

Financing investing
Proceeds from loans payable	368,800	-
Proceeds from loans payable - related party	3,090	-
Proceeds from issuance of convertible notes	-	253,750
Proceeds from issuance of convertible note - related party	-	195,000
Repayments of notes payable - government - SBA	-	(150,000)
Repayments of loans payable - related parties	(3,900)	(194,049)
Repayment of loans payable	(106,721)	(516,234
Proceeds from accounts receivable credit facility	1,112,819	1,022,749
Repayment on accounts receivable credit facility	(949,024)	(40,232)
Net cash provided by financing activities	425,064	570,984

Net increase (decrease) in cash	22,195	(24,558)

Cash - beginning of period	96,954	94,224

Cash - end of period	$119,149	$69,666

Supplemental disclosure of cash flow information
Cash paid for interest	$198,028	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Acquisition of SST in exchange for Class B preferred stock	$-	$700,000
Debt discount recorded in connection with derivative liability	$-	$66,851
Issuance of stock in conversion of debt and accrued interest	$-	$104,368
Conversion of Class B preferred stock into common stock	$-	$6
Preferred stock dividends	$21,131	$-
Reclassification of financial instruments that ceased to be derivative liabilities (notes and warrants)	$-	$325,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On May 18, 2021, FOMO incorporated FOMO ADVISORS LLC, a Wyoming limited liability company, as a wholly owned private merchant banking subsidiary. Currently, this entity is inactive.

On December 14, 2021, FOMO incorporated FOMO CORP., a Wyoming C-Corp., as a wholly-owned subsidiary for the purposes of providing back office services to its employees and for its wholly-owned and majority-owned businesses.

On February 28, 2022, the Company acquired SST, see Note 9.

In June 2022, the Company applied with the State of California for a name change to FOMO WORLDWIDE, INC. The name change was subsequently approved.

The parent (FOMO Worldwide, Inc.) and its operating subsidiaries are organized as follows:

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

MARCH 31, 2023

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

In August 2022, IAQ was merged into EIC and is no longer a separate operating company.

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

Pursuant to the SPA, FOMO:

●	issued to Seller 1,000,000 shares of its authorized but unissued Series B Preferred Shares;
●	paid approximately $927,600 of SST’s indebtedness to the Seller and third parties;
●	entered into an “at will” employment agreement with Seller, pursuant to which Seller will continue to serve as SST’s Chief Executive Officer at an annual salary of $100,000; and
●	as an incentive to retain SST’s other employees, issued to such employees, a total of 300,000,000 three-year common stock purchase warrants (the “Incentive Warrants”), each entitling the holder to purchase one share of SST common stock at an exercise price of $0.001 per share (subsequently reduced to $0.0005).

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

See note 9.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by generally accepted accounting principles in the United States of America (“U.S.GAAP”) for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

Significant estimates during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of goodwill and intangible assets, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, uncertain tax positions, warranty reserve, and the valuation allowance on deferred tax assets.

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

Cash

Cash consists of deposits in large national banks. On March 31, 2023 and December 31, 2022, respectively, the Company had $119,149 and $96,954 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At March 31, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

Assets and liabilities measured at fair value at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$42,006	$270,000	$154,826	$466,832
Total Assets	$42,006	$270,000	$154,826	$466,832

Liabilities
Derivative liabilities	$-	$-	$4,437,172	$4,437,172
Total	$-	$-	$4,437,172	$4,437,172

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$75,006	$-	$65,000	$140,006
Total Assets	$75,006	$-	$65,000	$140,006

Liabilities
Derivative liabilities	$-	$-	$981,766	$981,766
Total	$-	$-	$981,766	$981,766

Level 1 Investments consist of common stock, options, and warrants of publicly traded companies which are considered to be highly liquid and easily tradeable. The Company also holds Level 3 investments in the common stock of a private company.

Derivative liabilities are derived from certain convertible notes payable and warrants.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2023 and December 31, 2022, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2023 and December 31, 2022, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

Allowance for doubtful accounts at March 31, 2023 and December 31, 2022, was $19,587 and $19,587, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded bad debt expense of $670 and $19,587, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

The Company had the following concentrations at March 31, 2023 and December 31, 2022, respectively. All concentrations relate solely to the operations of SST.

	Three Months Ended	Year Ended
Customer	March 31, 2023	December 31, 2022
A	28%	22%
B	16%	16%
C	0%	0%
Total	44%	38%

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

At March 31, 2023 and December 31, 2022 inventory consisted of:

Classification	March 31, 2023	December 31, 2022
Smart Boards	$262,339	$382,355
Clean Air Technology	102	102
Total Inventory	$262,441	$382,457

During the three months ended March 31, 2023 and 2022 , impairment expense was $0 and $0, respectively.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

The Company had the following vendor purchase concentrations at March 31, 2023 and 2022, respectively. All concentrations relate solely to the operations of SST.

	Three Months Ended March 31,
Customer	2023	2022
A	30%	84%
B	18%	-
C	17%	-
Total	65%	84%

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

At March 31, 2023 and December 31, 2022, goodwill was $350,110 and $350,110, respectively.

As a result of the SST acquisition, the consolidated financial statements include the balance sheet of SST at March 31, 2023 and December 31, 2022, as well as the results of operations and cash flows of SST for the three months ended March 31, 2023 and from the date of acquisition through March 31, 2022.

Goodwill and Intangible Assets

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment.

For the three months ended March 31, 2023 and 2022, impairment expense was $0 and $0, respectively.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

There was no impairment expense during the three months ended March 31, 2023 and 2022.

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as a single reportable segment. Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2023 and December 31, 2022, which consist of convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

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

MARCH 31, 2023

UNAUDITED

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

MARCH 31, 2023

UNAUDITED

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2023 and 2022, contained a significant financing component.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

At March 31, 2023 and December 31, 2022, the Company had deferred revenue of $275,247 and $578,354, respectively.

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
Revenue	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$447,668	81%	$531,076	90%
Installation services	104,660	19%	48,490	8%
Clean air technology products	-	-%	12,725	2%
Total Revenues	$552,328	100%	$592,291	100%

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

The Company had the following sales concentrations at March 31, 2023 and 2022, respectively. All concentrations relate solely to the operations of SST.

	Three Months Ended March 31,
Customer	2023	2022
A	28%	31%
B	16%	29%
C	-%	18%
Total	44%	78%

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2023 and 2022.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the Consolidated Statements of Operations.

The Company recognized $5,978 and $13,300 in marketing and advertising costs during the three months ended March 31, 2023 and 2022.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

The following potentially dilutive equity securities outstanding as of March 31, 2023 were as follows:

March 31,2023
Series A, preferred stock (1)	287,500,000
Series B, preferred stock (2)	5,299,982,000
Series C, preferred stock (3)	1,000,000
Convertible notes and related accrued interest (4)	13,421,983,333
Warrants (5)	1,293,541,667
Total	20,304,007,000

1 –	Each share converts into 50 shares of common stock.

2 –	Each share converts into 1,000 shares of common stock.

3 –	Each share converts into 1 share of common stock.

4 -	Certain notes have exercise prices that have a discount to market and cause variability into the potential amount of common stock equivalents outstanding at each reporting period. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

5 -	Represents those that are vested and exercisable.

Based on the potential common stock equivalents noted above at March 31, 2023, and the potential variability in stock prices, which directly affect the Company’s ability to determine if it has sufficient shares to settle all possible debt or equity conversions, the Company has determined that it does not have sufficient authorized shares of common stock (20,000,000,000) to settle any potential exercises of common stock equivalents.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

Note 3 - Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2023, the Company had:

●	Net loss of $3,789,102; and
●	Net cash used in operations was $388,180

Additionally, at March 31, 2023, the Company had:

●	Accumulated deficit of $27,908,514
●	Stockholders’ deficit of $6,347,567; and
●	Working capital deficit of $7,511,148

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $119,149 at March 31, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The following is a summary of the Company’s advances – related party is as follows:

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2021	$53,732
Advances	25,149
Repayments	(33,620)
Balance - December 31, 2022	45,261

Advances	14,689
Repayments	-
Balance - March 31, 2023	$59,950

Note 5 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	March 31, 2023	December 31, 2022	Lives (Years)

Leasehold Improvements	$178,278	$178,278	40
Vehicles	53,777	53,777	5 - 10
Furniture	19,595	19,595	10
Equipment	9,408	9,408	5
	261,058	261,058
Accumulated depreciation	181,775	180,214
Total property and equipment - net	$79,283	$80,844

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

Depreciation expense for the three months ended March 31, 2023 and 2022, was $1,561 and $579, respectively.

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

During the year ended December 31, 2019, the Company issued 400,000 shares of preferred class B stock in exchange for 210,000,000 shares of Peer-to-Peer Inc (PTOP). The shares were valued at the market price of $0.0023 per share, or $483,000, at the acquisition date. The shares are valued at the market prices at December 31, 2022 and 2021 of $0.00020 and $0.00030 and per share, respectively, for a total investment of $42,000 and $63,000, respectively.

During the year ended December 31, 2019, the Company received 1,000,000 shares of KANAB CORP. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0122 per share or $12,220 at the acquisition date. On July 31, 2021, the Company transferred the shares to Himalaya Technologies Inc (HMLA) for 150,000 shares of the preferred B stock in HMLA. The Company valued the investment of HMLA and the carrying value of KANAB CORP at the time the shares were exchanged as HMLA is a related party as it has common officers and control. On June 28, 2021, FOMO Advisors LLC was also granted 50,000,000 warrants with a five-year expiration and $.0001 exercise price of Himalaya Technologies Inc (HMLA). The warrants were initially valued at zero due to their illiquid nature and subsequently measured at their fair value. The shares of series B preferred stock were valued at the fair value of HMLA as-if converted. The warrants were valued utilizing the Black-Scholes option pricing model. The valuation of series B preferred stock was $270,000 and $89,826, respectively, at March 31, 2023.

On October 4, 2021, the Company invested $25,000 for a $25,000 convertible note and 25,000 common shares in GenBio, Inc. The Company valued the shares at $1/share, the Company’s cash investment. On January 24, 2022, March 3, 2022, April 6, 2022 and April 7, 2022, the Company invested an additional $15,000 for 15,000 shares, $10,000 for 10,000 shares, $7,500 for 7,500 shares and $7,500 for 7,500 shares of GenBio, Inc., respectively. GenBio, Inc is a private Biotechnology Company that researches natural products that act on new molecular pathways, primarily to suppress inflammation at critical points in these biochemical pathways. The Company’s preliminary research has shown that the pending patents’ active compounds may decrease obesity-induced increases in abdominal fat pads, blood pressure, fatty liver, and insulin resistance.

In 2021, the Company’s Chief Executive Officer assigned his investment brokerage account with Interactive Brokers to the Company. The investments in the account are marketable equity securities.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

The following is a summary of the Company’s investments at March 31, 2023 and December 31, 2022.

March 31, 2023
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options, and warrants	Various	Various	Various	$6	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock	2021	150,000	$0.08	270,000	2
HMLA	Warrants	2021	50,000,000	$0.0018	89,826	2
Peer to Peer Network (PTOP)	Common stock	2019	210,000,000	$0.0004	42,000	3
GenBio Inc.	Private company	2021 and 2022	50,000	$1.00	65,000	4
					$466,832

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of KANAB CORP. for 150,000 shares of Series B, preferred stock in HMLA. During 2021, a subsidiary of the Company also received 50,000,000 warrants with a five-year expiration and $.0001 exercise price of HMLA. The Company’s CEO is also the CEO of HMLA.
The shares of series B preferred stock were valued at the fair value of HMLA as-if converted. The warrants were valued utilizing the Black-Scholes option pricing model.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

December 31, 2022
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options, and warrants	Various	Various	Various	$6	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock and warrants	2021	150,000	$0.08	12,000	2
Peer to Peer Network (PTOP)	Common stock	2019	210,000,000	$0.0007	63,000	3
GenBio, Inc.	Private company	2021	25,000	$1.00	65,000	4
					$140,006

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of KANAB CORP. for 150,000 shares of Series B, preferred stock in HMLA. During 2021, a subsidiary of the Company also received 50,000,000 warrants with a five-year expiration and $.0001 exercise price of HMLA. The Company’s CEO is also the CEO of HMLA.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2022, the Company purchased 40,000 shares of GenBio, Inc. for $40,000 ($1/share).

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

Note 7 – Debt

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at March 31, 2023 and December 31, 2022, respectively:

Convertible Notes Payable

The Company executed several convertible notes with various lenders as follows:

	GS Capital	PowerUp Lending	Sixth Street Lending

Issuance Dates of Convertible Notes	June 2021 - April 2022	September 2021	October 2021 - January 2022
Maturity Dates of Convertible Notes	June 2022 - April 2023	September 2022	October 2022 - January 2023
Interest Rate	10%	12%	12%
Default Interest Rate	24%	22%	22%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	$0.001 or 60% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

	GS Capital	PowerUp Lending	Sixth Street Lending	Total

Balance - December 31, 2021	$380,000	$43,750	$78,750	$502,500
Proceeds from issuance of notes	335,000	-	43,750	378,750
Conversion of accrued interest to note	16,206			16,206
Repayment of notes	-	-	(122,500)	(122,500)
Conversion of debt to common stock	(55,000)	(43,750)	-	(98,750)
	676,206	-	-	676,206
Less: unamortized debt discount	(31,200)	-	-	(31,200)
Balance - December 31, 2022	$645,006	$-	$-	$645,006

	GS Capital	PowerUp Lending	Sixth Street Lending	Total

Balance - December 31, 2022	$676,206	$-	$-	$676,206
Proceeds from issuance of notes	-	-	-	-
Conversion of accrued interest to note	-	-	-	-
Repayment of notes	-	-	-	-
Conversion of debt to common stock	-	-	-	-
	676,206	-	-	676,206
Less: unamortized debt discount	-	-	-	-
Balance - March 31, 2023	$676,206	$-	$-	$676,206

During the three months ended March 31, 2022, third-party lenders converted $104,367 of principal and interest into 301,448,152 shares of common stock. This resulted in a loss on debt extinguishment of $205,691.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

During the year ended December 31, 2022, $50,000 of this loan was repaid. On December 19, 2022, the remaining $145,000 was exchanged as part of the SST Founder Employment Status and Compensation Change Agreement.

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $321,705.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

Loans payable - related parties is as follows:

		1	2	3
		Loan Payable	Loan Payable	Loan Payable
		Related Party	Related Party	Related Party	Total

Issuance Date of Loan		Various	Various	Various
Maturity Date of Convertible Note		Due on Demand	Due on Demand	Due on Demand
Interest Rate		0.00%	0.00%	0.00%
Default Interest Rate		0.00%	0.00%	0.00%
Collateral		Unsecured	Unsecured	Unsecured
Conversion Rate		None	None	None

Balance - December 31, 2021		-	5,168	17,546	22,714

Debt acquired in SST acquisition		321,705	-	-	321,705
Advances		326,911	-	14,741	341,652
Repayments		(364,136)	-	(12,407)	(376,543)
Balance - December 31, 2022		$284,480	$5,168	$19,880	$309,528

Advances		-	-	3,090	3,090
Repayments		-	-	(3,900)	(3,900)
Balance - March 31, 2023		$284,480	$5,168	$19,070	$308,718
Short Term Portion of Balance	$		$5,168	$19,070	$24,238
Long Term Portion of Balance		$284,480	$-	$-	$284,480

1 -	reflects activity related to the Company’s current Chief Executive Officer of SST.
2 -	reflects activity related to the Company’s former Chief Executive Officer of FOMO.
3 -	reflects activity related to the Company’s current Chief Executive Officer of FOMO.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

Loan Payable – Other

In 2022, the Company executed two loans with a third-party lender for $443,060, including interest of $138,050, resulting in net proceeds of $305,010. The Company is required to pay $5,116 over a period of 52 weeks to repay the loan.

Loan Payable - Other

Issuance Date of Loan	April 1, 2022
Maturity Date of Loan	April 1, 2023
Interest Rate	16.00%
Default Interest Rate	0.00%
Collateral	Unsecured
Conversion Rate	None

Balance - December 31, 2021	$-
Proceeds	443,060
Repayments	(199,368)
Balance – December 31, 2022	$243,692
Proceeds	-
Repayments	(66,001)
Balance – March 31, 2023	$177,691

In 2023, the Company executed two loans with a third-party lender for $368,800, including interest of $121,800, resulting in net proceeds of $247,000. The Company is required to pay $8,902 over a period of 52 weeks to repay the loan.

Loan Payable - Other

Issuance Date of Loan	January 17, 2023 and March 27, 2023
Maturity Date of Loan	January 17, 2024 and March 27, 2024
Interest Rate	18.00 – 33.00%
Default Interest Rate	0.00%
Collateral	Unsecured
Conversion Rate	None

Balance – December 31, 2022	$-
Proceeds	368,800
Repayments	(40,720)
Balance – March 31, 2023	$328,080

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

At March 31, 2022, the Company was in default on the financial covenants noted above, however, the lender has waived all defaults through May 31, 2023 while the Company and the lender negotiate additional financing for operations and acquisitions under purchase agreement or letters of intent. The Company and the lender continue to operate under the terms of the agreement without disruption.

The Company and its subsidiaries are guarantors of this Agreement.

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2021	$-
Proceed from drawdowns	7,269,906
Repayments	(5,993,439)
Balance - December 31, 2022	1,267,467
Proceed from drawdowns	1,112,819
Repayments	(949,024)
Balance - March 31, 2023	$1,440,262

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022

Exercise price	$0.0001 - $0.01	$0.0001 - $0.01
Expected volatility	282% - 292%	196% - 377%
Risk-free interest rate	4.64%	0.73% - 2.99%
Expected term (in years)	0.01 - 2.02	0.30 - 3.00
Expected dividend rate	0%	0%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at March 31, 2023 and December 31, 2022:

	Convertible Debt	Warrants	Total
Derivative liabilities - December 31, 2021	$330,294	$775,243	$1,105,537
Fair value - commitment date	300,137	61,600	361,737
Fair value - mark to market adjustment	404,695	(238,813)	165,882
Gain on debt extinguishment (derivative liabilities - convertible debt)	(226,391)	-	(226,391)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	-	(425,000)	(425,000)
Derivative liabilities – December 31, 2022	808,736	173,030	981,766
Fair value - commitment date	-	-	-
Fair value - mark to market adjustment	3,466,013	(10,607)	3,455,406
Gain on debt extinguishment (derivative liabilities - convertible debt)	-	-	-
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	-	-	-
Derivative liabilities – March 31, 2023	$4,274,749	$162,423	$4,437,172

Changes in fair value of derivative liabilities (mark to market adjustment) are included in other income (expense) in the accompanying Consolidated Statements of Operations.

In 2023 and 2022, in connection with the conversion of certain debt and warrants, the corresponding derivative liabilities were market to market on the conversion date and the remaining derivative liability balance was reclassified to gain on debt extinguishment for derivative liabilities related to debt and to additional paid-in capital for derivative liabilities classified as warrants.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

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

The acquisition of SST was reflected in the accompanying consolidated financial statements at March 31, 2023 and 2022, the results of operations and cash flows are included in the consolidated financial statements as of and from the acquisition date.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

Total net liabilities assumed	(274,782)

Goodwill in purchase of SMARTSolution Technologies L.P.	$350,110

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

The goodwill of $350,110 is primarily related to factors such as synergies and market share.

Goodwill is not deductible for tax purposes.

The estimated future amortization of the acquired supplier relationships and trade name are as follows at March 31, 2023:

2023	$48,937
2024	65,250
2025	65,250
2026	34,123
2027	28,000
Thereafter	256,604
$498,164

The following summarizes the intangible assets at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Useful Life
Supplier relationships	$149,000	$149,000	4 years
Trade name	420,000	420,000	15 years
	569,000	569,000
Accumulated amortization	(70,836)	(54,524)
	$498,164	$514,476

On or around December 19, 2022, FOMO WORLDWIDE, INC. entered into an Employment Status and Compensation Change Agreement which consisted of the following elements:

Element 1: Total Dollar Value: $45,480

1.	In March of 2022, Mitchell Schwartz issued a cash loan to FOMO WORLDWIDE in the amount of $185,000 with a Success Fee of $10,000 for a total repayment of $195,000; non-amortized.
2.	Mr. Schwartz received a single payment of $50,000 from SST for partial repayment of this loan.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

3.	In exchange for the remainder of Insider Loan, ($145,000) Mr. Schwartz agreed to take assignment of a $100,000 Real Estate Loan, made by SST to an affiliate. This note included the repayment to Mr. Schwartz of the $10,000 Success Fee and monthly interest of $1,250 which matured Feb. 28, 2022. Total value of this note now issued to Mr. Schwartz and no longer associated with FOMO was $118,750
4.	The remaining balance of the Insider Loan, equal to $26,250 ($145,000 - $118,750)
5.	This agreement retained Mr. Schwartz residual salary through Feb. 2023, equal to $19,230

Element 2: Total Dollar Value: $139,000

1.	At point of purchase of SMARTSolution Technologies L.P. and Inc., FOMO WORLDWIDE agreed to a 1.5% override of gross revenues for the prior year, ending December 2021. This, plus the extension of the closing date causing an add-on of the agreement, was equivalent to $139,000 and was included in the purchase agreement, of which $75,328 was the estimated value of the earn-out.

Element 3: Total Dollar Value: $100,000

1.	At point of purchase of SMARTSolution Technologies, L.P. and Inc., FOMO WORLDWIDE issued One-Million Series B Shares to Mr. Schwartz. This was included in the purchase agreement.
2.	At the point of the Employment Status and Compensation Change Agreement, Mr. Schwartz agreed to return to FOMO WORLDWIDE these shares as a goodwill gesture and for exclusion of liability for any accounting discrepancy that may have occurred prior to his new employee agreement.
3.	FOMO WORLDWIDE, along with accepting the return of the aforementioned shares, included as part of the new purchase and employee agreement, agreed to a single payment of $100,000 for the total value of the shares returned by Mr. Schwartz.

Summary:

1.	All items associated with this agreement were equal in value to $284,480 and are to be paid to Mr. Schwartz as monthly payroll outlay over 36 months, beginning in March of 2023.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2022:

March 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$264,676

Liabilities

Operating lease liability	$275,840

Weighted-average remaining lease term (years)	3.84

Weighted-average discount rate	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$17,261
Lease liability expense in connection with obligation repayment	5,583
Total operating lease costs	$22,844

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$15,417

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2023:

2023 (9 Months)	$63,000
2024	84,000
2025	84,000
2026	84,000
2027	7,000
Total undiscounted cash flows	322,000
Less: amount representing interest	(46,160)
Present value of operating lease liability	275,840
Less: current portion of operating lease liability	(64,836)
Long-term operating lease liability	$211,004

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

Note 11– Stockholders’ Deficit

At March 31, 2023 and December 31, 2022, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	Par value - $0.0001
-	Conversion – each share of Class A converts into 50 shares of common stock (287,500,000 and 287,500,000 equivalent shares of common stock, at March 31, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 50 votes for each share held (287,500,000 and 287,500,000 votes, at March 31, 2023 and December 31, 2022, respectively)
-	Dividends – $0.0035 per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	5,299,982,000 and 5,289,982,000 shares designated, issued and outstanding at March 31, 2023 and December 31, 2022, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (5,299,982,000 and 5,289,982,000 equivalent shares of common stock, at March 31, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (5,299,982,000 and 5,289,982,000 votes, at March 31, 2023 and December 31, 2022, respectively)
-	Dividends – 1% per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at March 31, 2023 and December 31, 2022, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at March 31, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 100,000 votes for each share held (100,000,000,000 and 100,000,000,000 votes, at March 31, 2023 and December 31, 2022, respectively)
-	Dividends – 1% per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

Common Stock

-	20,000,000,000 shares authorized
-	No par value
-	Voting at 1 vote per share

Equity Transactions for the Three Months Ended March 31, 2023

Stock Issued for Services – Class B, Preferred Stock

The Company issued 10,000 shares of Series B Preferred stock for services rendered, having a fair value of $5,000 ($0.50/share), based upon the quoted closing trading price of the Company’s common stock, on an as-converted basis of 1,000 shares of common stock for each share of Class B, preferred stock.

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

MARCH 31, 2023

UNAUDITED

Conversion of Class B Preferred Stock to Common Stock

The Company issued 60,000,000 shares of common stock in connection with the conversion of 60,000 shares of Class B preferred stock. The transaction had a net effect of $0 on stockholders’ deficit.

Note 12 – Warrants

Warrant activity for the three months ended March 31, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000
Granted	660,000,000	$0.0011	-	-
Exercised	(750,000,000)	$0.0001	-	-
Cancelled/Forfeited	(618,571,428)	$.00034	-	-
Outstanding – December 31, 2022	1,293,541,667	$0.0013	1.86	$-
Exercisable – December 31, 2022	1,293,541,667	$0.0014	1.71	$-
Granted	310,000,000	$0.0005	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding – March 31, 2023	1,603,541,667	$0.0011	1.87	$-
Exercisable – March 31, 2023	1,293,541,667	$0.0013	1.62	$-

Warrant Transactions for the Three Months Ended March 31, 2023

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

MARCH 31, 2023

UNAUDITED

The fair value of these services rendered was $209,713, based upon the following weighted average assumptions:

Exercise price	$0.001
Expected volatility	375%
Risk-free interest rate	1.62%
Expected term (in years)	3.00
Expected dividend rate	0%

Employee Compensation

The Company granted 195,000,000, three-year (3) warrants for services rendered.

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

Note 13 – Income Taxes

During the year ended December 31, 2021, the Company under new management since 2019 filed returns for 2018, 2019 and 2020. During the year ended December 31, 2022, the Company filed returns for 2021 as well. The Company has filed an extension for its federal and state tax returns for the year ended December 31, 2022.

Based on available information, management believes it is more likely than not that any potential net deferred tax assets as of March 31, 2023 and December 31, 2022 may not be fully realizable. Due to recurring losses, the Company’s tax provisions for the three months ended March 31, 2023 and 2022 were $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2023	2022
Statutory federal rate	-21.0%	-21.0%
State income tax rate, net of federal benefit	-3.6%	-3.6%
Permanent differences, including stock-based compensation and impairment of acquired assets	8.6%	8.6%
Change in valuation allowance	16.0%	16.0%
Effective tax rate	0.0%	0.0%

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

At March 31, 2023 and December 31, 2022, the Company’s deferred tax assets were as follows:

	March 31, 2023	December 31, 2022
Tax benefit of net operating loss carry forward	$5,170,801	$4,248,077
less valuation allowance	(5,170,801)	(4,248,077)
Net deferred tax assets	$-	$-

As of March 31, 2023 the Company had unused net operating loss carry forwards of approximately $21.0 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years beginning in 2023 and extending to indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

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

The Company’s valuation allowance at March 31, 2023 and December 31, 2022 was $5,170,801 and $4,248,077, respectively. The change in the valuation allowance during the three months ended March 31, 2023 was an increase of approximately $922,000.

2013	$84,206	2023
2014	494,301	2024
2015	680,549	2025
2016	651,537	2026
2017	1,239,493	2027
2018	1,843,498	Indefinite
2019	48,201	Indefinite
2020	140,808	Indefinite
2021	9,262,185	Indefinite
2022	2,823,829	Indefinite
2023	3,750,911	Indefinite
	$21,019,518

Note 14 – Letters of Intent Signed for Acquisitions of Learning Management Systems and Training Content Providers

On January 13, 2023, FOMO signed a non-binding letter of intent (“LOI”) to acquire a UK-based provider of learning management systems (“LMS”), which are software applications for the administration, documentation, tracking, reporting, automation, and delivery of educational courses, training programs, materials or learning and development programs. The business generates revenues of several hundred thousand British pounds and is growing its top line at a double digit % annual rate (unaudited). Total consideration is as follows: 1) GBP £800,000 cash at close, plus 2) GBP £400,000 in a non-interest-bearing seller’s note (paid in one year after close), plus 3) a performance-based payment of up to GBP £200,000 subject to 30% revenue growth for the calendar year after the Closing Date. The Company’s balance sheet will remain as-is during the term the LOI is active and until the Closing Date, with no distributions, capital calls, bonuses to management or shareholders, salary increases, adjustments to working capital, etc. for any purpose, unless otherwise agreed by FOMO in writing. The process is conditioned on the completion of due diligence, legal and accounting review, documentation that is satisfactory to all parties, and the successful raise by us of certain financing, if any. Execution of a securities purchase agreement (“SPA”) and related definitive agreements are targeted as soon as practical but not later than April 30, 2023 (the “Closing” and such date, the “Closing Date”). The Agreement has since expired and is under review for extension.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

On January 17, 2023, we signed a binding purchase agreement to acquire the assets of a provider of online training and compliance software, services, and content primarily to the agriculture and food industries based in the Midwest. The business was founded in 1980, generates roughly $400,000 - $500,000 in annual revenues, is EBITDA+(unaudited), and can potentially be grown organically into other regions of the country and into new verticals including education, manufacturing, healthcare, and other. We intend to place the assets, which have a total purchase price of $280,000 cash including closing funds of $155,000, seller notes of $110,000 and an earn-out valued at $15,000 but with no ceiling, into our wholly owned subsidiary SMARTSolution Technologies Inc., a sister entity to our wholly owned education technology subsidiary SMARTSolution Technologies LP. Closing is targeted by March 17, 2023, though we intend to work vigorously to consummate the deal sooner. Our auditors have indicated the size of the business relative to FOMO will not trigger an audit requirement for the target. We made $15,000 non-refundable earnest payments towards closing. There is a $5,000 non-refundable equity component added to the consideration for this transaction in the form of 5,000 Series B Preferred shares issued to extend the closing deadline to May 17, 2023. The Agreement was subsequently extended to a closing deadline of June 19, 2023 with a closing requirement of $250,000 cash, a $15,000 earn-out, and $0 in seller notes due in 2024.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

Note 15 – Subsequent Events

Subsequent to March 31, 2023, the Company had the following transactions:

On April 12, 2023, the Company exercised 100,000,000 warrants issued by Himalaya Technologies, Inc. (OTC: HMLA) to us to purchase two million (2,000,000) Series A Preferred shares of HMLA’s stock that convert 1-50 into HMLA common stock and vote on an as converted basis. For the purchase, FOMO used $10,000 consideration of its credit line made available to HMLA in cash funding since June 28, 2021 and maturing December 31, 2023.

The Company’s asset backed lender Thermo Communications Funding, LLC has agreed to waive all covenants on our $1.5 million credit line secured by all of our assets until May 31, 2023 while we perform due diligence with them and other equity and debt investors on proposed acquisitions under letter of intent for purchase.

On April 14, 2023, FOMO’s SMARTSolution Technologies L.P. subsidiary drew $462,398.28 from its purchase order (“PO”) line with First Avenue Funding, LLC, which has been in place since April 4, 2022 and has a limit of $500,000. The Company used proceeds to pay down its $1,000,000 credit line with its primary vendor SMART Technologies, which had a past due balance and was in a credit freeze, to $0.00. The payment unlocked full availability of the SMART facility.

On April 26, 2023, our CEO Vikram Grover converted $10,000 of accrued compensation into 5,333,333 Series A Preferred shares

On May 1, 2023, the Board of Directors of the Company, has approved a change the Company’s common stock symbol to IGOT from FOMC, to apply to FINRA to change the Company’s name to FOMO WORLDWIDE, INC. from FOMO CORP. to match the Company’s legal name in the state of California and on the SEC’s EDGAR system, To apply under Rule 15c2-11 to reinstate market makers for the Company’s common stock, to redomicile the Corporation to the State of Wyoming from the State of California, and reverse split all issued and outstanding shares of all classes of stock and authorized shares of all classes of stock equally by a ratio of 1-100. The above actions are not yet effective.

On May 1, 2023, our CEO Vikram Grover converted $10,000 of accrued compensation into 166,667 Series B Preferred shares.

On May 2, 2023, our CEO Vikram Grover converted $10,000 of accrued compensation into 33,333,333 common shares.

On May 3, 2023, our CEO Vikram Grover converted $10,000 of accrued compensation into 33,333,334 common shares.

On May 4, 2023, our CEO Vikram Grover converted $5,000 of accrued compensation into 25,000,000 common shares.

On May 5, 2023, our CEO Vikram Grover converted $5,000 of accrued compensation into 25,000,000 common shares.

On May 5, 2023, the Company entered into an unsecured non-dilutive financing with a third-party netting $94,000 after $40,000 upfront amortization/original issue discount (“OID”) and $6,000 fees. The Company can obtain early payment discounts under the contract terms.

On May 5, 2023, we received an advance from a third party against future sales of $140,000, netting us $94,000 after fees.

On May 10, 2023, the Company purchased 100% of KANAB CORP. from Himalaya Technologies, Inc. for partial forgiveness of monies loaned to the business on June 28, 2021 and as amended on November 9, 2021 and September 1, 2022. The transaction, which closed May 10, 2023, makes KANAB CORP., owner and operator of an Internet social site www.Kanab.Club, a wholly owned Wyoming C-Corp. subsidiary of FOMO WORLDWIDE, INC.

On May 11, 2023, our CEO Vikram Grover converted $5,000 of accrued compensation into 25,000,000 common shares.

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

Costs and Resources

FOMO WORLDWIDE, INC. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative, or other arrangements with corporate partners, licensees, or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of March 31, 2023, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Critical Accounting Policies

See Note 2 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Results of Operations

Three months ended March 31, 2023 as compared to three months ended March 31, 2022

Sales. During the three months ended March 31, 2023 and 2022, the Company had $552,328 and $592,291 in sales, respectively. The decrease from the 2022 quarter to the 2023 quarter was $39,963 (7%).

Cost of Sales. During the three months ended March 31, 2023 and 2022, the Company incurred $397,571 and $520,847 in cost of sales, respectively. The decrease from the 2022 quarter to the 2023 quarter was $123,276 (24%). Cost of sales include product sales and payroll.

Gross Profit. Gross profit expressed as a percentage of sales for the three months ended March 31, 2023 was 28%, which was relatively unchanged from 12% for the three months ended March 31, 2022.

General and Administrative Expenses. During the three months ended March 31, 2023 and 2022, the Company incurred general and administrative expenses of $550,866 and $1,223,824, respectively, consisting primarily of salaries and professional fees. The decrease from the 2022 quarter to the 2023 quarter was $672,958 (55%). The decrease primarily relates to a decrease in shares and warrants issued for services in 2023, which decreased by $725,385 during the three months ended March 31, 2023.

Other Income (Expense). For the three months ended March 31, 2023 and 2022, the Company reflected other expense – net of $3,392,993 and $673,428, respectively. The increase from the prior period was $2,719,565 (404%), primarily related to the change in valuation of derivative liabilities.

For the quarter ended March 31, 2023, other income (expenses) consisted of interest expense of $233,213, amortization of debt discount of $31,200, change in fair value of derivative liabilities of $3,455,406, offset by a gain on the change in value of equity investments of $326,826.

For the quarter ended March 31, 2022, other income (expenses) consisted of interest expense of $58,102, amortization of debt discount of $205,776, change in fair value of derivative liabilities of $2,716, derivative expense of $12,192, loss on debt extinguishment of $205,691, gain on debt extinguishment of $100,693 and change in fair value of marketable securities of $289,644.

Net Loss. For the three months ended March 31, 2023, the Company incurred a net loss of $(3,789,102).

For the three months ended March 31, 2022, the Company incurred a net loss of $(1,825,808).

The increase in net loss from the 2022 quarter to the 2023 quarter was a result in the increase in sales as a result of the other expenses related to the remeasurement of derivative liabilities, offset by a decline in shares and warrants issued for services in 2023.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of March 31, 2023. The unaudited consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2023, the Company had:

●	a net loss of $3,789,102; and
●	net cash used in operations of $388,180.

Additionally, at March 31, 2023, the Company had:

●	an accumulated deficit of $27,908,514;
●	stockholders’ deficit of $6,347,567; and
●	a working capital deficit of $7,511,148.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the three months ended March 31, 2023 and 2022, the Company reflected net cash used in operating activities of $388,180 and $791,893, respectively, a decrease of $403,713 (51%). Operating activities primarily consist of a net loss of $3,789,102, offset by non-cash net expenses of $3,218,223, and decreases in accounts receivable, inventory, and prepaid expenses, offset by decreases in accounts payable and deferred revenues.

Investing Activities

For the three months ended March 31, 2023 and 2022, the Company reflected net cash provided by investing activities of $14,689 and $196,351; primarily repayments of related party loans.

Financing Activities

For the three months ended March 31, 2023 and 2022, the Company reflected net cash provided by financing activities of $425,064 and $570,984, respectively, a decrease of $145,920 (26%). Financing activities primarily consisted of proceeds and repayments from debt, drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

During the three months ended March 31, 2023, the Company received $262,079 net of borrowed funds from non-related parties through the sale of convertible notes payable and $163,795 net in an asset backed loan against the accounts receivable of SST

During the three months ended March 31, 2022, the Company received $253,750 of borrowed funds from non-related parties through the sale of convertible notes payable, $1,022,749 in an asset backed loan against the accounts receivable of SST and $195,000 loan from a related party (CEO of SST). The Company also repaid $516,234 in non-related party loans, $194,049 in related party loans, $150,000 in an SBA loan and $40,232 in the asset backed loan.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $119,149 at March 31, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

Contractual Obligations and Commitments

The Company had a material change in contractual obligations related to its right-of-use operating lease, which was acquired in March 2022. There were no commitments at December 31, 2022 as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022.

Delinquent Loans

At March 31, 2023, the Company was in default on its debt arrangements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management has determined that, as of March 31, 2023, the Company’s disclosure controls are not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, including the following:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FOMO WORLDWIDE, INC.

Date: May 18, 2023	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive. Financial and Accounting Officer)

