Form 10-Q/A
period 2023-03-31
FOMO WORLDWIDE, INC.
filed 2023-05-22
CIK 867028

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

There were 9,209,566,420 shares of common stock, no par value, of the Registrant issued and outstanding as of May 22, 2023.

EXPLANATORY PARAGRAPH

We are filing this first Amendment to Form 10-Q filed on May 18, 2023 to incorporate iXBRL formatting as required by the Securities Exchange Commission.

FOMO WORLDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2023

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

On December 14, 2021, FOMO incorporated FOMO CORP., a Wyoming C-Corp., as a wholly owned subsidiary for the purposes of providing back office services to its employees and for its wholly-owned and majority-owned businesses.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

UNAUDITED

Note 11– Stockholders’ Deficit

At March 31, 2023 and December 31, 2022, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	Par value - $0.0001
-	Conversion – each share of Class A converts into 50 shares of common stock (287,500,000 and 287,500,000 equivalent shares of common stock, at March 31, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 50 votes for each share held (287,500,000 and 287,500,000 votes,at March 31, 2023 and December 31, 2022, respectively)
-	Dividends – $0.0035 per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	5,299,982 and 5,289,982 shares designated, issued and outstanding at March 31, 2023 and December 31, 2022, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (5,299,982,000 and 5,289,982,000 equivalent shares of common stock, at March 31, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (5,299,982,000 and 5,289,982,000 votes, at March 31, 2023 and December 31, 2022, respectively)
-	Dividends – 1% per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at March 31, 2023 and December 31, 2022, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at March 31, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 100,000 votes for each share held (100,000,000,000 and 100,000,000,000 votes, at March 31, 2023 and December 31, 2022, respectively)
-	Dividends – 1% per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

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

MARCH 31, 2023

UNAUDITED

Note 15 – Subsequent Events

Subsequent to March 31, 2023, the Company had the following transactions:

On April 12, 2023, the Company exercised 100,000,000 warrants issued by Himalaya Technologies, Inc. (OTC: HMLA) to purchase two million (2,000,000) restricted Series A Preferred shares of HMLA’s stock that convert 1-50 into HMLA restricted common stock and vote on an as converted basis. For the purchase, FOMO used $10,000 consideration of its credit line made available to HMLA in cash funding since June 28, 2021 and maturing December 31, 2023.

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

On April 26, 2023, our CEO Vikram Grover converted $10,000 of accrued compensation into 5,333,333 restricted Series A Preferred shares

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

On May 1, 2023, our CEO Vikram Grover converted $10,000 of accrued compensation into 166,667 restricted Series B Preferred shares.

On May 2, 2023, our CEO Vikram Grover converted $10,000 of accrued compensation into 33,333,333 restricted common shares.

On May 3, 2023, our CEO Vikram Grover converted $10,000 of accrued compensation into 33,333,334 restricted common shares.

On May 4, 2023, our CEO Vikram Grover converted $5,000 of accrued compensation into 25,000,000 restricted common shares.

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

On May 11, 2023, our CEO Vikram Grover converted $5,000 of accrued compensation into 25,000,000 restricted common shares.

On May 19, 2023, our CEO Vikram Grover converted $5,000 of accrued compensation into 25,000,000 restricted common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q/A to “the Company,” “FOMO,” “us,” “we,” “our,” and similar terms refer to FOMO WORLDWIDE, INC. and its subsidiaries.

Cautionary Note Regarding Forward- Looking Statements

The statements contained in this Quarterly Report on Form 10-Q/A that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “may,” “could,” “should,” “expect,” “plan,” “project,” “strategy,” “forecast,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” or similar expressions help identify forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q/A are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q/A are not guarantees of future performance, and management cannot assure any reader that such statements will be realized, or the forward-looking events and circumstances will in fact occur. The Company’s actual results may differ materially from those anticipated, estimated, projected, or expected by management.

All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q/A. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of March 31, 2023. The unaudited consolidated financial statements in this report on Form 10-Q/A have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

As of the end of the period covered by this report on Form 10-Q/A, our President and Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q/A, our disclosure controls and procedures are not effective in timely alerting them to material information relating to FOMO WORLDWIDE, INC. required to be included in our Exchange Act filings.

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

FOMO WORLDWIDE, INC.

Date: May 22, 2023	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive. Financial and Accounting Officer)

