Form 10-Q
period 2023-06-30
FOMO WORLDWIDE, INC.
filed 2023-08-21
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

There were 9,347,066,421 shares of common stock, no par value, of the Registrant issued and outstanding as of August 21, 2023.

FOMO WORLDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOMO WORLDWIDE, INC.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets

Current Assets
Cash	$111,170	$96,954
Accounts receivable – net	536,548	1,682,654
Loan receivable - related party	40,277	45,261
Inventory – net	295,505	382,457
Prepaids and other	18,267	9,458
Total Current Assets	1,001,767	2,216,784

Property and equipment – net	77,722	80,844
Operating lease - right-of-use asset	247,414	281,937
Intangible assets- net	481,851	514,476
Goodwill	350,110	350,110
Investments	542,406	140,006

Total Assets	$2,701,270	$3,584,157

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,424,453	$1,657,084
Accounts receivable credit facility	1,079,962	1,276,467
Operating lease liability	64,836	63,556
Deferred revenue	298,936	578,354
Warranty reserve	5,510	-
Loans payable - related parties	9,238	25,048
Convertible notes payable – net	319,501	645,006
Loans payable- other	628,027	243,692
Preferred dividend payable	220,637	171,646
Derivative liabilities	918,158	981,766
Total Current Liabilities	4,969,258	5,642,619

Long Term Liabilities
Loans payable - related parties	234,046	284,480
Operating lease liability	195,276	227,701
Total Long-Term Liabilities	429,322	512,181

Total Liabilities	5,398,580	6,154,800

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, Class A, $0.0001 par value, 78,000,000 shares designated, 24,729,492 and 5,750,000 shares issued and outstanding, respectively	2,473	575
Preferred stock, Class B, $0.0001 par value, 20,000,000 shares designated, 5,733,316 and 5,289,982 shares issued and outstanding, respectively	573	529
Preferred stock, Class C, $0.0001 par value, 2,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common stock, no par value, 20,000,000,000 shares authorized 9,347,066,421 and 8,620,188,088 shares issued and outstanding, respectively	9,310,440	9,023,334
Additional paid-in capital	13,035,826	12,503,100
Accumulated deficit	(25,046,722)	(24,098,281)
Total Stockholders’ Equity (Deficit)	(2,697,310)	(2,570,643)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,701,270	$3,584,157

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Sales - net	$899,327	$2,888,628	$1,451,655	$3,480,919

Cost of sales	691,684	2,668,240	1,089,255	3,189,087

Gross profit	207,643	220,388	362,400	291,832

General and administrative expenses	410,665	457,485	961,531	1,681,309

Loss from operations	(203,022)	(237,097)	(599,131)	(1,389,477)

Other income (expense)
Interest expense	(252,949)	(189,070)	(486,162)	(247,172)
Amortization of debt discount	-	(146,916)	(31,200)	(352,692)
Change in fair value of derivative liabilities	2,951,434	(14,109)	(503,972)	(16,825)
Derivative expense	-	(182,695)	-	(194,887)
Gain on debt extinguishment (derivative liabilities - convertible debt)	747,926	-	747,926	100,693
Gain (loss) on debt extinguishment	(402,294)	(7,896)	(402,294)	(213,587)
Change in fair value of marketable equity securities	48,557	(289,263)	375,383	(578,907)

Total other income (expense) - net	3,092,674	(829,949)	(300,319)	(1,503,377)

Net income (loss)	2,889,652	(1,067,046)	(899,450)	(2,892,854)

Preferred stock dividends	(27,860)	(47,833)	(48,991)	(92,892)

Net income (loss) available to common shareholders	$2,861,792	$(1,114,879)	$(948,441)	$(2,985,746)

Income (loss) per share - basic and diluted	$(0.0004)	$(0.0001)	$(0.0004)	$(0.0004)

Weighted average number of shares - basic and diluted	9,089,618,453	8,105,085,037	8,856,200,040	7,776,910,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2023

(Unaudited)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2022	5,750,000	$575	5,289,982	$529	1,000,000	$100	8,620,188,088	$9,023,334	$12,503,100	$(24,098,281)	$(2,570,643)

Issuance of stock for services	-	-	10,000	1	-	-	-	-	999	-	1,000

Warrants issued for services - related party	-	-	-	-	-	-	-	-	32,309	-	32,309

Preferred dividends										(21,131)	(21,131)

Net loss – 2023	-	-	-	-	-	-	-	-	-	(3,789,102)	(3,789,102)

March 31, 2023	5,750,000	$575	5,299,982	$530	1,000,000	$100	8,620,188,088	$9,023,334	$12,536,408	$(27,908,514)	$(6,347,567)

Issuance of Series B Preferred stock for services	-	-	100,000	10	-	-	-	-	49,990	-	50,000

Conversion of accrued salary to Series A Preferred shares	3,333,333	333	-	-	-	-	-	-	66,334	-	66,667

Conversion of accrued salary to Series B Preferred shares	-	-	333,334	33	-	-	-	-	149,967	-	150,000

Conversion of accrued salary to common stock	-	-	-	-	-	-	254,166,667	25,750	-	-	25,750

Conversion of Related Party Loan to Common Shares	-	-	-	-	-	-	50,000,000	50,000	-	-	50,000

Conversion of convertible debt and accrued interest to common stock	-	-	-	-	-	-	422,711,666	211,356	-	-	211,356

Conversion of convertible debt to Series A Preferred Stock	15,646,159	1,565	-	-	-	-	-	-	233,127	-	234,692

Preferred dividends	-	-	-	-	-	-	-	-	-	(27,860)	(27,860)

Net Income	-	-	-	-	-	-	-	-	-	2,889,652	2,889,652
June 30, 2023	24,729,492	$2,473	5,733,316	$573	1,000,000	$100	9,347,066,421	$9,310,440	$13,035,826	$(25,046,722)	$(2,697,310)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended June 30, 2022

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

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Operating activities
Net loss	$(899,450)	$(2,892,854)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation	51,000	535,000
Warrants issued for services	-	209,713
Warrants issued for service - related party	32,309	13,981
Amortization of debt discount	31,200	352,692
Amortization of operating lease - right-of-use asset	34,523	28,769
Depreciation and amortization expense	35,747	2,314
Change in fair value of derivative liabilities	503,972	16,825
Derivative expense	-	194,887
Gain on debt extinguishment	(747,926)	(100,693)
Loss on debt extinguishment	402,294	213,587
Change in fair value of marketable equity securities	(375,383)	578,907
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	1,146,106	(489,799)
Inventory	86,952	(282,689)
Prepaids and other	(8,809)	(63,140)
Increase (decrease) in
Accounts payable and accrued expenses	(122,819)	603,390
Deferred revenue	(279,418)	433,998
Warranty reserve	5,510	-
Operating lease liability	(31,145)	(23,807)
Net cash used in operating activities	(135,337)	(668,919)

Investing activities
Cash acquired in acquisition of SMARTSolution Technologies, L.P.	-	223,457
Purchase of securities - net of sales	-	(41,651)
Repayment - loan receivable - related party	-	13,825
Advance (payment) - loan receivable - related party	(22,033)	(1,225)
Net cash provided (used) by investing activities	(22,033)	194,406

Financing investing
Proceeds from loans payable	680,940	266,000
Proceeds from loans payable - related party	3,091	-
Proceeds from issuance of convertible notes	-	378,750
Proceeds from issuance of convertible note - related party	-	195,000
Repayments of notes payable - government - SBA	-	(150,000)
Repayment on convertible notes	-	(32,244)
Repayments of loans payable - related parties	(19,335)	(211,804)
Repayment of notes payable	0	(525,028)
Repayment of loans payable	(296,605)	(61,392)
Proceeds from accounts receivable credit facility	1,687,417	3,796,719
Repayment on accounts receivable credit facility	(1,883,922)	(3,042,024)
Net cash provided by financing activities	171,586	613,977

Net increase (decrease) in cash	14,216	139,464

Cash - beginning of period	96,954	94,224

Cash - end of period	$111,170	$233,688

Supplemental disclosure of cash flow information
Cash paid for interest	$475,938	$76,638

Supplemental disclosure of non-cash investing and financing activities
Acquisition of SST in exchange for Class B preferred stock	$-	$700,000
Debt discount recorded in connection with derivative liability	$-	$66,851
Issuance of Series A preferred shares in conversion of debt and accrued interest	234,692	-
Issuance of common shares in conversion of debt and accrued interest	$211,356	$166,850
Conversion of Related Party Loan to Common Shares	$50,000	$-
Conversion of Accrued Salary to Common Shares	$25,750	$-
Conversion of Accrued Salary to Series A Preferred shares	66,667	-
Conversion of Accrued Salary to Series B Prefereed shares	150,000	-
Conversion of Class B preferred stock into common stock	$-	$31
Reclassification of financial instruments that ceased to be derivative liabilities (notes and warrants)	$-	$425,000
Preferred stock dividends	$48,991	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

FOMO WORLDWIDE, INC. (“FOMO,” “we,” “our” or “the Company”), is focused on the sale of its smart board technology as well as related installation services. Additionally, the Company markets and sells clean air disinfection products.

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

On February 28, 2022, the Company acquired SMARTSolution Technologies, L.P. and SMARTSolution Technologies, Inc. (together “SST”).

In June 2022, the Company applied with the State of California for a name change to FOMO WORLDWIDE, INC. The name change was subsequently approved.

On June 21, 2023, the Company established Diamond Technology Solutions LLC (“DTS”) in Pennsylvania. The Company intends DTS to offer education technology and services, including interactive flat panels, computer equipment, communications, security and access control products, and audio-visual solutions from U.S.-based vendors.

On June 27, 2023, the Company transferred 100% of the operating assets, customer lists and data, and software systems and support contracts from SST to DTS.

The parent (FOMO Worldwide, Inc.) and subsidiaries are organized as follows:

Company Name	Incorporation Date		State of Incorporation
FOMO WORLDWIDE, INC. (“FOMO” or the “Company”)	1990		California

SMARTSolution Technologies L.P. and SMARTSolution Technologies, Inc. (together “SST”)	1995	1	Pennsylvania
IAQ Technologies, LLC (“IAQ”)	2020	2	Pennsylvania
Energy Intelligence Center LLC (“EIC”)	2021	3	Wyoming
Diamond Technology Solutions LLC (“DTS”)	2023	4	Pennsylvania

1	The Company was acquired on February 28, 2022
2	The Company was acquired in 2020
3	The Company was formed in 2021
4	The Company was formed in 2023

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On August 3, 2023, the Company approved the transfer of 100% of the assets of EIC Wyoming to its wholly owned subsidiary Diamond Solution Technologies LLC (“DTS”). These assets include EIC Wyoming’s clean technology installation group’s employee contracts, vehicles, tools, and equipment and intellectual property and websites used to perform services for EIC contracts and orders as well as for other vendors and markets in the United States.

See Note 9.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

SMARTSolution Technologies L.P. and SMARTSolution Technologies, Inc. (together “SST”)

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

As a result of the growth in remote learning driven in part by the COVID-19 pandemic and government funding including ESSER Funds (Elementary Secondary School Emergency Relief) and the CARES Act (Coronavirus Aid, Relief, and Economic Security), SST experienced a significant increase in orders and sales in 2022 due to a backlog in orders. In 2023 sales have dropped back to more historical levels.

The digital smartboards which form the key element of SST’s interactive audio-visual systems are primarily supplied by a leading manufacturer based in Canada, which is a subsidiary of a large multi-national company Hon Hai Precision Industry Co., Ltd., trading as Hon Hai Technology Group in China and Taiwan and Foxconn internationally. SST believes that its relationship with its supplier is excellent, although there can be no assurance that if the relationship with the supplier was interrupted or otherwise adversely affected that an alternative source of supply at commercially reasonable cost would be available or that SST’s business would not be seriously harmed.

On June 12, 2023, we filed with the Commonwealth of Pennsylvania to merge SMARTSolution Technologies LP with SMARTSolution Technologies, Inc. The combination was subsequently approved, thereby dissolving the limited partnership and combining its assets and liabilities with SMARTSolution Technologies, Inc., which is now the successor entity.

On June 27, 2023, the Company transferred 100% of the operating assets, customer lists and data, and software systems and support contracts from SST to DTS.

See note 9.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Significant estimates during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of goodwill and intangible assets, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, uncertain tax positions, warranty reserve, and the valuation allowance on deferred tax assets.

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

Cash

Cash consists of deposits in large national banks. On June 30, 2023 and December 31, 2022, respectively, the Company had $111,170 and $96,954 in cash in the United States. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Assets and liabilities measured at fair value at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$6	477,400	$65,000	$542,406
Total Assets	$6	$477,400	$65,000	$542,406

Liabilities
Derivative liabilities	$-		$918,158	$918,158
Total	$-	$-	$918,158	$918,158

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$75,006		$65,000	$140,006
Total Assets	$75,006	$-	$65,000	$140,006

Liabilities
Derivative liabilities	$-		$981,766	$981,766
Total	$-	$-	$981,766	$981,766

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Level 1 Investments consist of common stock, options, and warrants of publicly traded companies which are considered to be highly liquid and easily tradeable. The Company also holds Level 3 investments in the common stock of a private company.

Derivative liabilities are derived from certain convertible notes payable and warrants.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2023 and December 31, 2022, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts at June 30, 2023 and December 31, 2022, was $15,587 and $19,587, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded bad debt expense of $670 and $0, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

The Company had the following concentrations at June 30, 2023 and December 31, 2022, respectively. All concentrations relate solely to the operations of SST.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

	Six Months Ended	Year Ended
Customer	June 30, 2023	December 31, 2022
A	18%	22%
B	12%	16%
Total	30%	38%

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

At June 30, 2023 and December 31, 2022 inventory consisted of:

Classification	June 30, 2023	December 31, 2022
Smart Boards	$295,403	$382,355
Clean Technology	102	102
Total Inventory	$295,505	$382,457

During the six months ended June 30, 2023 and 2022 , impairment expense was $0 and $0, respectively.

The Company had the following vendor purchase concentrations at June 30, 2023 and 2022, respectively. All concentrations relate solely to the operations of SST.

	Six Months Ended June 30,
Customer	2023	2022
A	58%	88%
Total	58%	88%

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

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

At June 30, 2023 and December 31, 2022, goodwill was $350,110 and $350,110, respectively.

As a result of the SST acquisition, the consolidated financial statements include the balance sheet of SST at June 30, 2023 and December 31, 2022, as well as the results of operations and cash flows of SST for the six months ended June 30, 2023 and from the date of acquisition through June 30, 2022.

Goodwill and Intangible Assets

The Company initially records intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested at least annually for impairment.

For the six months ended June 30, 2023 and 2022, impairment expense was $0 and $0, respectively.

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

There was no impairment expense during the six months ended June 30, 2023 and 2022.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2023 and December 31, 2022, which consist of convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

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

JUNE 30, 2023

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2023 and 2022, contained a significant financing component.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Installation Services

Certain customers contract with the Company to perform installation only services where they have acquired products from a different company/seller. All revenue is recognized at a point in time upon completion of any installation.

Clean Technology

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

At June 30, 2023 and December 31, 2022, the Company had deferred revenue of $298,936 and $578,354, respectively.

The following represents the Company’s disaggregation of revenues for the three months and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Revenue	Revenue	% of Revenues	Revenue	% of Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$783,682	87%	$2,664,885	92%	$1,229,772	85%	$3,191,542	91%
Installation Services	115,645	13%	212,290	7%	221,883	15%	265,198	8%
Clean Technology products	-	-%	11,453	1%	-	-%	24,179	1%
Total Revenues	$899,327	100%	$2,888,628	100%	$1,451,655	100%	$3,480,919	100%

The Company had the following sales concentrations at June 30, 2023 and 2022, respectively. All concentrations relate solely to the operations of SST.

	Six Months Ended June 30,
Customer	2023	2022
A	16%	27%
B	11%	18%
C	-%	6%
Total	27%	51%

Cost of Sales

Cost of sales primarily consists of product sales, purchased supplies, materials and overhead.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended June 30, 2023 and 2022.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $8,697 and $23,724 in marketing and advertising costs during the six months ended June 30, 2023 and 2022.

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

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

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

The following potentially dilutive equity securities outstanding as of June 30, 2023 were as follows:

June 30,2023
Series A, preferred stock (1)	1,236,474,600
Series B, preferred stock (2)	5,733,316,000
Series C, preferred stock (3)	1,000,000
Convertible notes and related accrued interest (4)	2,662,500,000
Warrants (5)	1,563,541,667
Total	11,196,832,267

1 –	Each share converts into 50 shares of common stock.

2 –	Each share converts into 1,000 shares of common stock.

3 –	Each share converts into 1 share of common stock.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

4 -	Certain notes have exercise prices that have a discount to market and cause variability into the potential amount of common stock equivalents outstanding at each reporting period. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

5 -	Represents those that are vested and exercisable.

Based on the potential common stock equivalents noted above at June 30, 2023, and the potential variability in stock prices, which directly affect the Company’s ability to determine if it has sufficient shares to settle all possible debt or equity conversions, the Company has determined that it does not have sufficient authorized shares of common stock (20,000,000,000) to settle any potential exercises of common stock equivalents.

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2023, the Company had:

●	Net loss of $899,450; and
●	Net cash used in operations was $135,337

Additionally, at June 30, 2023, the Company had:

●	Accumulated deficit of $25,046,722
●	Stockholders’ deficit of $2,697,310; and
●	Working capital deficit of $3,967,491

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $111,170 at June 30, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

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

Effective September 1, 2022, the Company increased our available loan to Himalaya of $50,000 to $100,000 to fund its operations. On or around that date we waived all defaults on the loan and extended the maturity of the loan to December 31, 2023.

On April 12, 2023, the Company exercised 50,000,000 warrants issued by HMLA to purchase 2,000,000 Series A Preferred shares of HMLA’s stock that convert 1-50 into HMLA common stock and vote on an as converted basis. For the purchase, the Company used $10,000 consideration of its credit line made available to HMLA in cash funding since June 28, 2021 and maturing December 31, 2023.

On May 10, 2023, the Company purchased 100% of KANAB CORP. from Himalaya for partial forgiveness of monies loaned to the business on June 28, 2021 and as amended on November 9, 2021 and September 1, 2022. The transaction was subsequently unwound on June 15, 2023 thereby returning 100% of KANAB CORP. To Himalaya. The loan reduction remained and HMLA issued 100,000 Series B Preferred stock for the return of Kanab Club.

The following is a summary of the Company’s advances – related party is as follows:

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2021	$53,732
Advances	25,149
Repayments	(33,620)
Balance - December 31, 2022	45,261
Advances	43,030
Repayments	(20,997)
Acquisition of KANAB CORP.	(17,017)
Exercise of warrant for Preferred A Shares	(10,000)
Balance – June 30, 2023	$40,277

Note 5 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	June 30, 2023	December 31, 2022	Lives (Years)

Leasehold Improvements	$178,278	$178,278	40
Vehicles	53,777	53,777	5 - 10
Furniture	19,595	19,595	10
Equipment	9,408	9,408	5
	261,058	261,058
Accumulated depreciation	(183,336)	(180,214)
Total property and equipment - net	$77,722	$80,844

Depreciation expense for the three months ended June 30, 2023 and 2022, was $1,561 and $1,735, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022, was $3,122 and $2,314, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the acquisition of SST on February 28, 2022, the Company acquired property and equipment with a net carrying amount of $82,553.

See Note 9.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

During the year ended December 31, 2019, the Company issued 400,000 shares of preferred class B stock in exchange for 210,000,000 shares of Peer-to-Peer Inc (PTOP). The shares were valued at the market price of $0.0023 per share, or $483,000, at the acquisition date. The shares are valued at the market prices at December 31, 2022 of $0.00020per share, for a total investment of $42,000. On June 12, 2023, the Company sold its 210,000,000 common shares of PTOP to Himalaya for 1,680,000 Series A Preferred shares of Himalaya stock. The shares are convertible into 84,000,000 shares of our common stock (1-50 conversion ratio).

During the year ended December 31, 2019, the Company received 1,000,000 shares of KANAB CORP. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0122 per share or $12,220 at the acquisition date. On July 31, 2021, the Company transferred the shares to Himalaya Technologies Inc (HMLA) for 150,000 shares of the preferred B stock in HMLA. The Company valued the investment of HMLA and the carrying value of KANAB CORP. at the time the shares were exchanged as HMLA is a related party as it has common officers and control. On June 28, 2021, FOMO Advisors LLC was also granted 50,000,000 warrants with a five-year expiration and $.0001 exercise price of Himalaya Technologies Inc (HMLA). The warrants were initially valued at zero due to their illiquid nature and subsequently measured at their fair value. The shares of series B preferred stock were valued at the fair value of HMLA as-if converted. The warrants were valued utilizing the Black-Scholes option pricing model. The valuation of series B preferred stock and warrants were $165,000 and $54,172, respectively, at June 30, 2023. On April 12, 2023, the Company exercised 50,000,000 warrants issued by HMLA to purchase 2,000,000 Series A Preferred shares of HMLA’s stock that convert 1-50 into HMLA common stock and vote on an as converted basis. For the purchase, the Company used $10,000 consideration of its credit line made available to HMLA in cash funding since June 28, 2021 and maturing December 31, 2023.

On May 10, 2023, the Company purchased 100% of KANAB CORP. from Himalaya for partial forgiveness of monies loaned to the business on June 28, 2021 and as amended on November 9, 2021 and September 1, 2022. The transaction was subsequently unwound on June 15, 2023 thereby returning 100% of KANAB CORP. To Himalaya. The loan reduction remained and HMLA issued 100,000 Series B Preferred stock for the return of Kanab Club.

The total Series A and Series B Preferred shares of Himalaya were valued at $202,400 and $275,000, respectively, at June 30, 2023 on an as-converted basis.

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

The following is a summary of the Company’s investments at June 30, 2023 and December 31, 2022.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

June 30, 2023
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options, and warrants	Various	Various	Various	$6	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock	2021	250,000	$0.08	275,000	2,5
	Series A, preferred stock	2023	3,680,000	0.06	202,400	3,4
GenBio Inc.	Private company	2021 and 2022	50,000	$1.00	65,000	6
					$542,406

1 -	all investments are held at our third-party independent broker.
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

3 -	In April 2023, the company exercised HMLA warrants for 2,000,000 shares of Series A stock in HMLA
4 -	In June 2023, the company sold its shares in PTOP to HMLA in exchange for 1,680,000 series A preferred stock in HMLA
5 -	In May 2023, the company sold Kanab Club back to HMLA in exchange for 100,000 series B preferred shares in HMLA
6 -	based on cost method.

December 31, 2022
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options, and warrants	Various	Various	Various	$6	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock and warrants	2021	150,000	$0.08	12,000	2
Peer to Peer Network (PTOP)	Common stock	2019	210,000,000	$0.0007	63,000	3
GenBio, Inc.	Private company	2021	25,000	$1.00	65,000	4
					$140,006

1 -	all investments are held at our third-party independent broker.
2 -	during 2021, the Company exchanged 1,000,000 shares of KANAB CORP. for 150,000 shares of Series B, preferred stock in HMLA. During 2021, a subsidiary of the Company also received 50,000,000 warrants with a five-year expiration and $.0001 exercise price of HMLA. The Company’s CEO is also the CEO of HMLA.
3 -	based upon the quoted closing trading price.
4 -	based on cost method.

During 2022, the Company purchased 40,000 shares of GenBio, Inc. for $40,000 ($1/share).

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Note 7 – Debt

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at June 30, 2023 and December 31, 2022, respectively:

Convertible Notes Payable

The Company executed several convertible notes with various lenders as follows:

	GS Capital	PowerUp Lending	Sixth Street Lending

Issuance Dates of Convertible Notes	June 2021 - April 2022	September 2021	October 2021 - January 2022
Maturity Dates of Convertible Notes	June 2022 - December 2023	September 2022	October 2022 - January 2023
Interest Rate	10%	12%	12%
Default Interest Rate	24%	22%	22%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	$0.001 or 60% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period

	GS Capital	PowerUp Lending	Sixth Street Lending	Total

Balance - December 31, 2021	$380,000	$43,750	$78,750	$502,500

Proceeds from issuance of notes	335,000	-	43,750	378,750
Conversion of accrued interest to note	16,206			16,206
Repayment of notes	-	-	(122,500)	(122,500)
Conversion of debt to common stock	(55,000)	(43,750)	-	(98,750)
	676,206	-	-	676,206
Less: unamortized debt discount	(31,200)	-	-	(31,200)
Balance - December 31, 2022	$645,006	$-	$-	$645,006

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

	GS Capital	PowerUp Lending	Sixth Street Lending	Total

Balance - December 31, 2022	$676,206	$-	$-	$676,206

Proceeds from issuance of notes	-	-	-	-
Repayment of notes	-	-	-	-
Conversion of debt to preferred stock	(335,000)	-	-	(335,000)
Conversion of debt to common stock	(21,705)	-	-	(21,705)
	319,501	-	-	319,501
Less: unamortized debt discount	-	-	-	-
Balance – June 30, 2023	$319,501	$-	$-	$319,501

On May 30, 2023, the Company exchanged two convertible notes held by third-party lender GS Capital Partners, LLC in the amounts of $220,000 dated January 14, 2022, with a current balance of $260,842 and a $115,000 dated April 5, 2022, with a current balance of $130,312, totaling $391,154 for 15,646,159 shares of Series A Preferred stock at a price per share equal to $0.025 per share. On an as converted basis, the Series A Preferred shares can convert into 782,307,950 common shares. As consideration for the exchange, we reduced the strike price on a total of 557,424,483 common stock purchase warrants held by the lender to $0.0005 and extended their expiration dates to May 26, 2026. This resulted in a gain on debt extinguishment of $156,462.

During the six months ended June 30, 2023, third-party lender GS Capital converted $25,363 of principal, interest and penalties into 422,711,666 shares of common stock. This resulted in a loss on debt extinguishment of $185,993.

During the six months ended June 30, 2022, third-party lenders converted $104,367 of principal, interest and penalties into 301,448,152 shares of common stock. This resulted in a loss on debt extinguishment of $205,691.

On April 19, 2022, the Company modified the terms of a loan it had with GS Capital for $325,000. The note retained all terms of the initial debt agreement, however, the maturity date was extended from April 19, 2022 to October 19, 2022. The note, along with accrued interest of $16,206, resulted in the issuance of a new convertible note for $341,206. On May 30, 2023, this note was further extended to a maturity date of December 31, 2023, with all other terms unchanged.

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

JUNE 30, 2023

UNAUDITED

During the year ended December 31, 2022, $50,000 of this loan was repaid. On December 19, 2022, the remaining $145,000 was exchanged as part of the SST Founder Employment Status and Compensation Change Agreement.

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $321,705.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

Loans payable - related parties is as follows:

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
	Related Party	Related Party	Related Party	Total

Issuance Date of Loan	Various	Various	Various
Maturity Date of Convertible Note	Due on Demand	Due on Demand	Due on Demand
Interest Rate	0.00%	0.00%	0.00%
Default Interest Rate	0.00%	0.00%	0.00%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	None	None	None

Balance - December 31, 2021	-	5,168	17,546	22,714

Debt acquired in SST acquisition	321,705	-	-	321,705
Advances	326,911	-	14,741	341,652
Repayments	(364,136)	-	(12,407)	(376,543)
Balance - December 31, 2022	$284,480	$5,168	$19,880	$309,528

Advances	-	-	3,090	3,090
Repayments	(50,434)	-	(18,900)	(69,334)
Balance – June 30, 2023	$234,046	$5,168	$4,070	$243,284
Short term Portion of Balance	$-	$5,168	$4,070	$9,238
Long term Portion of Balance	$234,046	$-	$-	$234,046

1 -	reflects activity related to the Company’s former Chief Executive Officer of SST.
2 -	reflects activity related to the Company’s former Chief Executive Officer of EIC.
3 -	reflects activity related to the Company’s current Chief Executive Officer of FOMO.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Loan Payable – Other

In 2022, the Company executed two loans with a third-party lender for $443,060, including interest of $138,050, resulting in net proceeds of $305,010. The Company is required to pay $5,116 over a period of 52 weeks to repay the loan.

Loan Payable - Other

Issuance Date	April 1, 2022 and refinance December 2, 2022
Maturity Date	December 2, 2023
Interest Rate	16.00%
Default Interest Rate	0.00%
Collateral	Unsecured
Conversion Rate	None

Balance - December 31, 2021	$-
Proceeds	443,060
Repayments	(199,368)
Balance – December 31, 2022	$243,692
Proceeds	-
Repayments	(118,787)
Balance – June 30, 2023	$124,905

In 2023, the Company executed four loans with 3 third-party lenders for $658,790, including interest of $229,790, resulting in net proceeds of $429,000. The Company is required to pay $8,902 over a period of 52 weeks to repay the first two loans, 5,833 over a period of 24 weeks to repay the third loan and 1,499 per business day over a period of 20 weeks to repay the fourth loan.

	Loan Payable - Other
	Loan 1&2	Loan 3	Loan 4	Total

Issuance Date of Loan	January 17, 2023 and March 27, 2023	May 5, 2023	May 23, 2023
Maturity Date of Loan	January 17, 2024 and March 27, 2024	October 20, 2023	October 10, 2023
Interest Rate	18.00 – 33 .00%
Default Interest Rate	0.00%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	None	None	None

Balance – December 31, 2022	$-
Proceeds	368,800			368,800
Repayments	(40,720)			(40,720)
Balance – March 31, 2023	$328,080			328,080
Proceeds	0.00	140,000	149,990	289,990
Repayments	(70,624)	(26,333)	(17,991)	(114,948)
Balance – June 30, 2023	$257,456	$113,667	$131,999	$503,122

At June 30, 2023, the Company was in default on its debt arrangements with four providers of merchant cash advances (“MCAs”) that funded against expected shipments from its primary vendor SMART Technologies, who subsequently reduced our credit line for equipment from $1,000,000 to $350,000. The Company is working with these third parties on a reduced payment basis and analyzing proposals from new capital providers to refinance the positions.

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

The Company and its subsidiaries are guarantors of this Agreement.

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2021	$-
Proceed from drawdowns	7,269,906
Repayments	(5,993,439)
Balance - December 31, 2022	1,276,467
Proceed from drawdowns	1,112,819
Repayments	(949,024)
Balance - March 31, 2023	$1,440,262
Proceeds from drawdowns	574,599
Repayments	(934,899)

Balance – June 30, 2023	$1,079,962

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022

Exercise price	$0.0001 - $0.01	$0.0001 - $0.01
Expected volatility	282% - 292%	196% - 377%
Risk-free interest rate	4.64%	0.73% - 2.99%
Expected term (in years)	0.01 - 2.02	0.30 - 3.00
Expected dividend rate	0%	0%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at June 30, 2023 and December 31, 2022:

	Convertible Debt	Warrants	Total
Derivative liabilities - December 31, 2021	330,294	775,243	1,105,537

Fair value - commitment date	300,137	61,600	361,737
Fair value - mark to market adjustment	404,695	(238,813)	165,882
Gain on debt extinguishment (derivative liabilities - convertible debt)	(226,391)	-	(226,391)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	-	(425,000)	(425,000)
Derivative liabilities – December 31, 2022	808,736	173,030	981,766
Fair value - commitment date	-	-	-
Fair value - mark to market adjustment	3,466,013	(10,607)	3,455,406
Gain on debt extinguishment (derivative liabilities - convertible debt)	-	-	-
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	-	-	-
Derivative liabilities – March 31, 2023	$4,274,750	$162,423	$4,437,173
Fair value - mark to market adjustment	(2,930,214)	(21,221)	(2,951,435)
Gain on debt extinguishment (derivative liabilities - convertible debt)	(567,580)	-	(567,580)
Derivative liabilities – June 30, 2023	776,956	141,202	918,158

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

JUNE 30, 2023

UNAUDITED

Note 9 – Acquisition and Pro Forma Financial Information

Acquisitions for the Six Months Ended June 30, 2022

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

JUNE 30, 2023

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

The goodwill of $350,110 is primarily related to factors such as synergies and market share.

Goodwill is not deductible for tax purposes.

The estimated future amortization of the acquired supplier relationships and trade name are as follows at June 30, 2023:

2023	$48,937
2024	65,250
2025	65,250
2026	34,123
2027	28,000
Thereafter	256,604
$498,164

The following summarizes the intangible assets at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Useful Life
Supplier relationships	$149,000	$149,000	4 years
Trade name	420,000	420,000	15 years
	569,000	569,000
Accumulated amortization	(87,149)	(54,524)
	$481,851	$514,476

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

3.	In exchange for the remainder of Insider Loan, ($145,000) Mr. Schwartz agreed to take assignment of a $100,000 Real Estate Loan, made by SST to an affiliate. This note included the repayment to Mr. Schwartz of the $10,000 Success Fee and monthly interest of $1,250 which matured Feb. 28, 2022. Total value of this note now issued to Mr. Schwartz and no longer associated with FOMO was $118,750
4.	The remaining balance of the Insider Loan, equal to $26,250 ($145,000 - $118,750)
5.	This agreement retained Mr. Schwartz residual salary through Feb. 2023, equal to $19,230

Element 2: Total Dollar Value: $139,000

1.	At point of purchase of SMARTSolution Technologies L.P. and Inc., FOMO WORLDWIDE agreed to a 1.5% override of gross revenues for the prior year, ending December 2021. This, plus the extension of the closing date causing an add-on of the agreement, was equivalent to $139,000 and was included in the purchase agreement, of which $75,328 was the estimated value of the earn-out.

Element 3: Total Dollar Value: $100,000

1.	At point of purchase of SMARTSolution Technologies, L.P. & Inc., FOMO WORLDWIDE issued One-Million Series B Shares to Mr. Schwartz. This was included in the purchase agreement.
2.	At the point of the Employment Status and Compensation Change Agreement, Mr. Schwartz agreed to return to FOMO these shares as a goodwill gesture and for exclusion of liability for any accounting discrepancy that may have occurred prior to his new employee agreement.
3.	FOMO WORLDWIDE, along with accepting the return of the aforementioned shares, included as part of the new purchase and employee agreement, agreed to a single payment of $100,000 for the total value of the shares returned by Mr. Schwartz.

Summary:

1.	All items associated with this agreement were equal in value to $284,480 and are to be paid to Mr. Schwartz as monthly payroll outlay over 36 months, beginning in March of 2023.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2023:

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

June 30, 2023
Assets

Operating lease - right-of-use asset - non-current	$247,414

Liabilities

Operating lease liability	$260,112

Weighted-average remaining lease term (years)	3.84

Weighted-average discount rate	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$34,523
Lease liability expense in connection with obligation repayment	10,855
Total operating lease costs	$45,378

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$31,145

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2023:

2023 (6 Months)	$42,000
2024	84,000
2025	84,000
2026	84,000
2027	7,000
Total undiscounted cash flows	301,000
Less: amount representing interest	(40,888)
Present value of operating lease liability	260,112
Less: current portion of operating lease liability	(64,836)
Long-term operating lease liability	$195,276

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Note 11– Stockholders’ Deficit

At June 30, 2023 and December 31, 2022, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	Par value - $0.0001
-	Conversion – each share of Class A converts into 50 shares of common stock (1,236,474,600 and 287,500,000 equivalent shares of common stock, at June 30, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 50 votes for each share held (1,236,474,600 and 287,500,000 votes, at June 30, 2023 and December 31, 2022, respectively)
-	Dividends – $0.0035 per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	5,733,316 and 5,289,982 shares designated, issued and outstanding at June 30, 2023 and December 31, 2022, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (5,733,316,000 and 5,289,982,000 equivalent shares of common stock, at June 30, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (5,733,316 and 5,289,982,000 votes, at June 30, 2023 and December 31, 2022, respectively)
-	Dividends – 1% per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at June 30, 2023 and December 31, 2022, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at June 30, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 100,000 votes for each share held (100,000,000,000 and 100,000,000,000 votes, at June 30, 2023 and December 31, 2022, respectively)
-	Dividends – 1% per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Common Stock

-	20,000,000,000 shares authorized
-	No par value
-	Voting at 1 vote per share

Equity Transactions for the Six Months Ended June 30, 2023

Stock Issued for Services – Common Stock

During the quarter, the Company issued 254,166,667 common shares for $60,000 of accrued compensation owed to its CEO Vikram Grover and 50,000,000 common shares for $10,000 of monies loaned to the Company by its CEO Vikram Grover.

Stock Issued for Services – Class A, Preferred Stock

During the quarter, the Company issued 3,333,333 Series A Preferred shares for $10,000 of accrued compensation owed to its CEO Vikram Grover.

Stock Issued for Services – Class B, Preferred Stock

During the quarter, the Company also issued 333,334 Series B Preferred shares to its CEO Vikram Grover for $20,000 of accrued compensation. Further, the Company also issued 100,000 Series B Preferred shares to employees as a bonus for work performed during the period. Additionally, the Company issued 1,000 shares of Series B Preferred stock for a consultant.

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

JUNE 30, 2023

UNAUDITED

Conversion of Class B Preferred Stock to Common Stock

The Company issued 310,000,000 shares of common stock in connection with the conversion of 310,000 shares of Class B preferred stock. The transaction had a net effect of $0 on stockholders’ deficit.

Note 12 – Warrants

Warrant activity for the six months ended June 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Warrants	Number of Warrants	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding and exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000
Granted	660,000,000	$0.0011	-	-
Exercised	(750,000,000)	$0.0001	-	-
Cancelled/Forfeited	(618,571,428)	$.00034	-	-
Outstanding – December 31, 2022	1,293,541,667	$0.0013	1.86	$-
Exercisable – December 31, 2022	1,143,541,667	$0.0014	1.71	$-
Granted	300,000,000	$0.0005	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Outstanding – June 30, 2023	1,563,541,667	$0.0007	1.87	$-
Exercisable – June 30, 2023	1,263,541,667	$0.0007	1.62	$-

Warrant Transactions for the Six Months Ended June 30, 2023

On February 28, 2023, the Company issued 300,000,000 incentive stock options to employees of its wholly owned subsidiary SMARTSolution Technologies L.P. with a strike price of .0005 and a three-year expiration. The options expire at close of business on March 1, 2026 and do not vest unless each employee is employed by SST on or after March 1, 2024.

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

JUNE 30, 2023

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

Based on available information, management believes it is more likely than not that any potential net deferred tax assets as of June 30, 2023 and December 31, 2022 may not be fully realizable.

Due to recurring losses, the Company’s tax provisions for the sic months ended June 30, 2023 and 2022 were $0.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

At June 30, 2023 and December 31, 2022, the Company’s deferred tax assets were as follows:

	June 30, 2023	December 31, 2022
Tax benefit of net operating loss carry forward	$5,170,801	$4,248,077
less valuation allowance	(5,170,801)	(4,248,077)
Net deferred tax assets	$-	$-

As of June 30, 2023 the Company had unused net operating loss carry forwards of approximately $21.0 million available to reduce future federal taxable income. Net operating loss carry-forwards expire through fiscal years beginning in 2023 and extending to indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally a greater than 50% change in ownership).

The Company’s ability to offset future taxable income, if any, with tax net operating loss carry-forwards may be limited due to the non-filing of tax returns and the impact of the statute of limitations on the Company’s ability to claim such benefits. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382. Due to these limitations, and other considerations, management has established full valuation allowances on deferred tax assets relating to net operating loss carry-forward, as the realization of any future benefits from these assets is uncertain.

The Company’s valuation allowance at June 30, 2023 and December 31, 2022 was $5,170,801 and $4,248,077, respectively. The change in the valuation allowance during the six months ended June 30, 2023 was an increase of approximately $922,000.

2013	$84,206	2023
2014	494,301	2024
2015	680,549	2025
2016	651,537	2026
2017	1,239,493	2027
2018	1,843,498	Indefinite
2019	48,201	Indefinite
2020	140,808	Indefinite
2021	9,262,185	Indefinite
2022	2,823,829	Indefinite
2023	3,750,911	Indefinite
	$21,019,518

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Note 14 – Letters of Intent Signed for Acquisitions of Learning Management Systems and Training Content Providers

On January 13, 2023, FOMO signed a non-binding letter of intent (“LOI”) to acquire a UK-based provider of learning management systems (“LMS”), which are software applications for the administration, documentation, tracking, reporting, automation, and delivery of educational courses, training programs, materials or learning and development programs. The business generates revenues of several hundred thousand British pounds and is growing its top line at a double digit % annual rate (unaudited). Total consideration is as follows: 1) GBP £800,000 cash at close, plus 2) GBP £400,000 in a non-interest-bearing seller’s note (paid in one year after close), plus 3) a performance-based payment of up to GBP £200,000 subject to 30% revenue growth for the calendar year after the Closing Date. The Company’s balance sheet will remain as-is during the term the LOI is active and until the Closing Date, with no distributions, capital calls, bonuses to management or shareholders, salary increases, adjustments to working capital, etc. for any purpose, unless otherwise agreed by FOMO in writing. The process is conditioned on the completion of due diligence, legal and accounting review, documentation that is satisfactory to all parties, and the successful raise by us of certain financing, if any. Execution of a securities purchase agreement (“SPA”) and related definitive agreements are targeted as soon as practical but not later than April 30, 2023 (the “Closing” and such date, the “Closing Date”). The Agreement has since expired and is under review for renewal.

On January 17, 2023, we signed a binding purchase agreement to acquire the assets of a provider of online training and compliance software, services, and content primarily to the agriculture and food industries based in the Midwest. The business was founded in 1980, generates roughly $400,000 - $500,000 in annual revenues, is EBITDA+(unaudited), and can potentially be grown organically into other regions of the country and into new verticals including education, manufacturing, healthcare, and other. We intend to place the assets, which have a total purchase price of $280,000 cash including closing funds of $155,000, seller notes of $110,000 and an earn-out valued at $15,000 but with no ceiling, into our wholly owned subsidiary SMARTSolution Technologies Inc., a sister entity to our wholly owned education technology subsidiary SMARTSolution Technologies LP. Closing is targeted by March 17, 2023, though we intend to work vigorously to consummate the deal sooner. Our auditors have indicated the size of the business relative to FOMO will not trigger an audit requirement for the target. We made $15,000 non-refundable earnest payments towards closing. There is a $5,000 non-refundable equity component added to the consideration for this transaction in the form of 5,000 Series B Preferred shares issued to extend the closing deadline to May 17, 2023. The Agreement has since expired and is under review for renewal.

On February 3, 2023, we signed a non-binding letter of intent (“LOI”) to acquire the assets of a USA-based learning management system (“LMS”) and training content provider for $400,000, including $150,000 cash, $150,000 in Series B Preferred stock, and a $100,000 earn-out plus incentive stock options for employees. Execution of a definitive agreement for the proposed transaction is required by May 31, 2023. The Agreement has since expired and is under review for renewal.

On February 27, 2023, the Company signed a non-binding letter of intent to purchase a provider of modular buildings and construction services generating an estimated $8 million annual revenues and $800,000 annual EBITDA in 2022 (unaudited). The Target’s customers include K12 schools, police departments, fire departments, and municipalities in the state of Florida. There are no assurances FOMO will be able to complete the transaction based on planned due diligence or required financing. The transaction expired on June 30, 2023 and is under review by both Buyer and Seller for renewal.

On March 29, 2023, the Company executed a non-binding letter of intent to acquire a manufacturer and provider of analog and digital signage and services based in Southwest Florida. The business generates annual revenues of approximately $5 million (unaudited), is profitable, and has backlog of over $2 million with homeowner associations (HOAs), municipalities, and enterprise customers including K12 schools, transportation hubs, and other. Consideration is $500,000 cash, $1.5 million in Series B Preferred stock (valued using a common stock price of $0.001), refinancing or rollover of SBC loans of $1,840,435, and an earn-out of up to $1.0 million over three years (terms to be negotiated). The transaction expired on June 30, 2023 and is under review by both Buyer and Seller for renewal.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

UNAUDITED

Note 15 – Subsequent Events

Subsequent to June 30, 2023, the Company had the following transactions:

On July 24, 2023, we mailed a Form 14C notifying investors of our intent to reverse split our common stock by a ratio of 1-100, redomicile the Corporation to the State of Wyoming, and change our name to FOMO WORLDWIDE, INC. Earlier, on May 1, 2023, the Board of Directors of the Company, approved a change the Company’s common stock symbol to IGOT from FOMC, to apply to FINRA to change the Company’s name to FOMO WORLDWIDE, INC. from FOMO CORP. to match the Company’s legal name in the state of California and on the SEC’s EDGAR system, to apply under Rule 15c2-11 to reinstate market makers for the Company’s common stock, to redomicile the Corporation to the State of Wyoming from the State of California, and reverse split all issued and outstanding shares of all classes of stock and authorized shares of all classes of stock equally by a ratio of 1-100 or similar adjustment to conversion ratios of preferred stock into common stock. The above actions are not yet approved by FINRA.

On or around August 7, 2023, we signed a letter of intent for a purchase order (“PO”) financing agreement with Gateway Trade Funding for up to $1,000,000 of order financing per annum. Final paperwork is pending.

On or around August 14, 2023, we finalized a purchase order (“PO”) financing agreement with Aurous Financial Srvcs LLC to provide financing for up to $20 million per transaction. Aurous has simultaneously entered into an intercreditor agreement with our asset backed lender Thermo Credit LLC and with our primary vendor SMART Technologies to fulfill substantial backlog of orders this summer.

Subsequent to quarter end, our CEO Vikram Grover converted $8,000 of accrued compensation into 37,916,666 common shares.

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

Critical Accounting Policies

See Note 2 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Results of Operations

Six months ended June 30, 2023 as compared to six months ended June 30, 2022

Sales. During the six months ended June 30, 2023 and 2022, the Company had $1,451,655 and $3,480,919 in sales, respectively. The decrease from the 2022 quarter to the 2023 quarter was $2,029,264 (58%).

Cost of Sales. During the six months ended June 30, 2023 and 2022, the Company incurred $1,089,255 and $3,189,087 in cost of sales, respectively. The decrease from the 2022 quarter to the 2023 quarter was $2,099,832 (66%). Cost of sales include product sales and payroll.

Gross Profit. Gross profit expressed as a percentage of sales for the six months ended June 30, 2023 was 25%, which was an increase from 8% for the six months ended June 30, 2022.

General and Administrative Expenses. During the six months ended June 30, 2023 and 2022, the Company incurred general and administrative expenses of $961,531 and $1,681,309, respectively, consisting primarily of salaries and professional fees. The decrease from the 2022 quarter to the 2023 quarter was $719,778 (43%). The decrease primarily relates to a decrease in shares and warrants issued for services in 2023, which decreased by $725,385 during the six months ended June 30, 2023.

 Other Income (Expense). For the six months ended June 30, 2023 and 2022, the Company reflected other expense – net of $300,319 and $1,503,377, respectively. The decrease from the prior period was $(1,013,847) (67%), primarily related to the change in valuation of derivative liabilities.

For the quarter ended June 30, 2023, other income (expenses) consisted of interest expense of $252,949, , loss on debt extinguishment of $402,294 and change in fair value of marketable equity securities of $140,654 , offset by a gain on the change in fair value of derivative liabilities of $2,951,434 and a gain on debt extinguishment of $747,926.

For the quarter ended June 30, 2022, other income (expenses) consisted of interest expense of $189,070, amortization of debt discount of $146,916, change in fair value of derivative liabilities of $14,109, derivative expense of $182,695, loss on debt extinguishment of $7,896, and change in fair value of marketable securities of $289,263.

Net Loss. For the three months ended June 30, 2023, the Company incurred a net income of $2,889,652.

For the three months ended June 30, 2022, the Company incurred a net loss of $(1,067,046).

The decrease in net loss from the 2022 quarter to the 2023 quarter was a result in the decrease in other expenses related to the remeasurement of derivative liabilities, offset by a decline in shares and warrants issued for services in 2023.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of June 30, 2023. The unaudited consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2023, the Company had:

●	a net loss of $899,450; and
●	net cash used in operations of $135,337.

Additionally, at June 30, 2023, the Company had:

●	an accumulated deficit of $25,046,722;
●	stockholders’ deficit of $2,697310; and
●	a working capital deficit of $3,967,491.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the six months ended June 30, 2023 and 2022, the Company reflected net cash used in operating activities of $135,337 and $668,919, respectively, a decrease of $533,582 (80%). Operating activities primarily consist of a net loss of $899,450, offset by non-cash net expenses of 24,342, and increase in accounts receivable, and inventory, offset by decreases in deferred revenues.

Investing Activities

For the six months ended June 30, 2023 and 2022, the Company reflected net cash provided by investing activities of $(22,033) and $194,406; primarily repayments of related party loans.

Financing Activities

For the six months ended June 30, 2023 and 2022, the Company reflected net cash provided by financing activities of $171,586 and $613,977, respectively, a decrease of $442,391 (72%). Financing activities primarily consisted of proceeds and repayments from debt, drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

During the six months ended June 30 2023, the Company received $384,335 net of borrowed funds from non-related parties through MCA loans and $(196,505) net in an asset backed loan against the accounts receivable of SST

During the three months ended March 31, 2022, the Company received $253,750 of borrowed funds from non-related parties through the sale of convertible notes payable, $1,022,749 in an asset backed loan against the accounts receivable of SST and $195,000 loan from a related party (CEO of SST). The Company also repaid $516,234 in non-related party loans, $194,049 in related party loans, $150,000 in an SBA loan and $40,232 in the asset backed loan.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $111,170 at June 30, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

Delinquent Loans

At June 30, 2023, the Company was in default on its debt arrangements with four providers of merchant cash advances (“MCAs”) that funded against expected shipments from its primary vendor SMART Technologies, who subsequently reduced our credit line for equipment from $1,000,000 to $350,000. The Company is working with these third parties on a reduced payment basis and analyzing proposals from new capital providers to refinance the positions. The Company is also in default on the covenants of its secured asset backed credit line funded by Thermo Credit LLC, though the lender is amicable and not enforcing its rights.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

FOMO, its wholly owned subsidiary SST, our CEO, and our SVP Finance have been served with a civil lawsuit by a former employee seeking $600,000 or more in unpaid commissions, damages, interest and penalties. We have a significantly lower audited calculated amount and intend to defend ourselves vigorously.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

FOMO WORLDWIDE, INC.

Date: August 21, 2023	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive. Financial and Accounting Officer)

