Form 10-Q
period 2023-09-30
FOMO WORLDWIDE, INC.
filed 2023-11-21
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 9,908,876,920 shares of common stock, no par value, of the Registrant issued and outstanding as of November 21, 2023.

FOMO WORLDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOMO WORLDWIDE, INC.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
Assets

Current Assets
Cash	$2,477	$96,954
Accounts receivable - net	595,200	1,682,654
Loan receivable - related party	45,319	45,261
Inventory - net	216,627	382,457
Prepaids and other	18,267	9,458
Total Current Assets	877,890	2,216,784

Property and equipment - net	76,162	80,844
Operating lease - right-of-use asset	230,153	281,937
Intangible assets	465,539	514,476
Goodwill	350,110	350,110
Investments	542,406	140,006

Total Assets	$2,542,260	$3,584,157

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,410,437	$1,657,084
Accounts receivable credit facility	1,183,334	1,276,467
Operating lease liability	64,836	63,556
Deferred revenue	118,639	578,354
Warranty reserve	5,510	-
Loans payable - related parties	5,238	25,048
Convertible notes payable - net	240,000	645,006
Loans payable- other	685,521	243,692
Preferred dividend payable	248,936	171,646
Derivative liabilities	426,172	981,766
Total Current Liabilities	4,388,623	5,642,619

Long Term Liabilities
Loans payable - related parties	204,018	284,480
Convertible notes payable - related party - net	-	-
Operating lease liability	179,232	227,701
Total Long-Term Liabilities	383,250	512,181

Total Liabilities	4,771,873	6,154,800

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, Class A, $0.0001 par value, 78,000,000 shares designated, 24,729,492 and 5,750,000 shares issued and outstanding, respectively	2,473	575
Preferred stock, Class B, $0.0001 par value, 20,000,000 shares designated, 6,083,316 and 5,289,982 shares issued and outstanding, respectively	608	529
Preferred stock, Class C, $0.0001 par value, 2,000,000 shares designated, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common stock, no par value, 20,000,000,000 shares authorized 9,908,876,920 and 8,620,188,088 shares issued and outstanding, respectively	9,429,968	9,023,334
Additional paid-in capital	13,120,791	12,503,100
Accumulated deficit	(24,783,553)	(24,098,281)
Total Stockholders’ Equity (Deficit)	(2,229,613)	(2,570,643)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,542,260	$3,584,157

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Sales - net	$608,627	$955,433	$2,060,282	$4,436,352

Cost of sales	479,423	885,337	1,568,678	4,074,424

Gross profit	129,204	70,096	491,604	361,928

General and administrative expenses	261,110	364,490	1,222,641	2,045,799

Loss from operations	(131,906)	(294,394)	(731,037)	(1,683,871)

Other income (expense)
Interest expense	(61,101)	(116,989)	(547,263)	(364,161)
Amortization of debt discount	-	(166,906)	(31,200)	(519,598)
Change in fair value of derivative liabilities	381,332	176,907	(122,640)	160,082
Derivative expense	-	-	-	(194,887)
Gain on debt extinguishment (derivative liabilities – convertible debt)	110,654	125,698	858,580	226,391
Loss on debt extinguishment	(7,511)	14,484	(409,805)	(199,103)
Change in fair value of marketable equity securities	-	(67,330)	375,383	(646,237)
Total other expense - net	423,374	(34,136)	123,055	(1,537,513)
Net income (loss)	$291,468	$(328,530)	$(607,982)	$(3,221,384)

Preferred stock dividends	(28,299)	(47,834)	(77,290)	(140,726)

Net loss available to common shareholders	263,169	(376,364)	(685,272)	(3,362,110)

Loss per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares - basic and diluted	9,508,302,560	8,105,085,037	9,075,956,200	8,163,793,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2023

(Unaudited)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
		Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
December 31, 2022	5,750,000	$575	5,289,982	$529	1,000,000	$100	8,620,188,088	$9,023,334	$12,503,100	$(24,098,281)	$(2,570,643)

Issuance of stock for services			10,000	1					999	-	1,000

Warrants issued for services - related party									32,309		32,309

Preferred dividends										(21,131)	(21,131)

Net loss	-	-	-	-	-	-	-	-	-	(3,789,102)	(3,789,102)

March 31, 2023	5,750,000	$575	5,299,982	$530	1,000,000	$100	8,620,188,088	$9,023,334	$12,536,408	$(27,908,514)	$(6,347,567)

Issuance of Series B preferred stock for services			100,000	10					49,990		50,000

Conversion of Accrued Salary to Series A Preferred shares	3,333,333	333							66,334		66,667

Conversion of Accrued Salary to Series B Prefereed shares			333,334	33					149,967		150,000

Conversion of accrued salary to common stock							254,166,667	25,750			25,750

Conversion of Related Party Loan to Common Shares							50,000,000	50,000			50,000

Conversion of convertible debt and accrued interest to common stock	-	-	-	-	-	-	422,711,666	211,356	-	-	211,356

Conversion of convertible debt to Series A Preferred Stock	15,646,159	1,565	-	-	-	-	-	-	233,127	-	234,692

Preferred dividends										(27,860)	(27,860)

Net Loss										2,889,652	2,889,652

June 30. 2023	24,729,492	$2,473	5,733,316	$573	1,000,000	$100	9,347,066,421	$9,310,440	$13,035,826	$(25,046,722)	$(2,697,310)

Issuance of Series B preferred stock for services			275,000	28					77,472		77,500

Conversion of Accrued Salary to Series B Prefereed shares			75,000	7					7,493		7,500

Conversion of accrued salary to common stock							92,916,666	25,750			25,750

Conversion of convertible debt and accrued interest to common stock	-	-	-	-	-	-	468,893,833	93,778	-	-	93,778

Preferred dividends										(28,299)	(28,299)

Net Loss										291,468	291,468

September 30, 2023	24,729,492	$2,473	6,083,316	$608	1,000,000	$100	9,908,876,920	$9,429,968	$13,120,791	$(24,783,553)	$(2,229,613)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2022

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

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Ended September 30,
	2023		2022
Operating activities
Net loss		$(607,982)	$(3,221,384)
Adjustments to reconcile net loss to net cash used in operations
Stock based compensation		128,500	535,000
Warrants issued for services		-	209,713
Warrants issued for service - related party		32,309	13,981
Amortization of debt discount		31,200	519,598
Amortization of operating lease - right-of-use asset		51,784	46,030
Depreciation and amortization expense		53,619	4,216
Change in fair value of derivative liabilities		122,640	(160,082)
Bad debt expense		-	-
Gain on debt extinguishment		(858,580)	(226,391)
Loss on debt extinguishment		409,805	199,103
Derivative expense		-	194,887
Change in fair value of marketable equity securities		(375,383)	646,237

Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable		1,087,454	(634,578)
Prepaids and other		(8,809)	(53,534)
Inventory		165,830	(1,529,074)
Increase (decrease) in
Accounts payable and accrued expenses		(96,819)	982,538
Deferred revenue		(459,715)	1,654,133
Warranty Reserve		5,510
Operating lease liability		(47,189)	(38,622)
Net cash used in operating activities		(365,826)	(858,229)

Investing activities
Cash acquired in acquisition of Smart Solutions Technologies, Inc.		-	223,457
Purchase of property and equipment		-	(4,408)
Proceeds from sales of securities - net of purchases		-	(41,781)
Repayment - loan receivable - related party		-	13,825
Advance - loan receivable - related party		(27,075)	(101,152)
Net cash provided by investing activities		(27,075)	89,941
Financing investing
Proceeds from loans payable		939,856	266,000
Proceeds from loans payable - related party		40,091	-
Proceeds from issuance of convertible notes		-	378,750
Proceeds from issuance of convertible note - related party		-	195,000
Repayment of loans payable		(498,026)	(133,016)
Repayments of notes payable - government - SBA		-	(150,000)
Repayments of loans payable - related parties		(90,363)	(233,914)
Repayment of notes payable		-	(647,528)
Proceeds from draw downs on accounts receivable credit facility		1,976,026	4,184,344
Repayment on accounts receivable credit facility		(2,069,160)	(3,042,024)
Net cash provided by financing activities		298,424	817,612

Net increase (decrease) in cash		(94,477)	49,324

Cash - beginning of period		96,954	94,224

Cash - end of period		$2,477	$143,548

Supplemental disclosure of cash flow information
Cash paid for interest		$475,938	$76,638
Cash paid for income tax		$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of Preferred B shares to acquire businesses		$-	$700,000
Debt discount recorded in connection with derivative liability		$-	$66,851
Issuance of Series A preferred shares in conversion of debt and accrued interest		234,692
Issuance of common shares in conversion of debt and accrued interest		$211,356	$166,850
Conversion of Class B preferred stock into common stock	$		$31
Conversion of Related Party Loan to Common Shares		$50,000	$-
Conversion of Accrued salary to common stock		$51,500	$-
Conversion of Accrued Salary to Series A Preferred shares		66,667
Conversion of Accrued Salary to Series B Preferred shares		157,500
Reclassification of financial instruments that ceased to be derivative liabilities (notes and warrants)	$		$425,000
Preferred stock dividends		$77,290	$-
Common stock issued for debt		$-	$-
Right-of-use asset obtained in exchange for new operating lease liability			345,229

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

FOMO WORLDWIDE, INC. (“FOMO,” “we,” “our” or “the Company”), is a business incubator with subsidiaries focused on the sale of its smart board technology as well as related installation services. Additionally, the Company markets and sells clean air disinfection products.

On May 18, 2021, FOMO incorporated FOMO ADVISORS LLC, a Wyoming limited liability company, as a wholly owned private merchant banking subsidiary. Currently, this entity is inactive.

On December 14, 2021, FOMO incorporated FOMO CORP., later renamed “FOMO WORLDWIDE, INC.”, a Wyoming C-Corp., as a wholly owned subsidiary for the purposes of providing back office services to its employees and for its wholly owned and majority-owned businesses. The Company is currently performing a short-form merger of parent FOMO WORLDWIDE, INC. (CA) into and with FOMO WORLDWIDE, INC. (WY).

On February 28, 2022, the Company acquired SMARTSolution Technologies, LP and SMARTSolution Technologies, Inc. (together “SST”).

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

On June 27, 2023, the Company assigned 100% of the operating assets, customer lists and data, and software systems and support contracts from SST to DTS. The transfer closed on October 1, 2023.

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

The parent (FOMO WORLDWIDE, INC.) and subsidiaries are organized as follows:

Company Name	Incorporation Date		State of Incorporation
FOMO WORLDWIDE, INC. (“FOMO” or the “Company”)	1990		California

SMARTSolution Technologies, Inc. (“SST”)	1995	1	Pennsylvania

Energy Intelligence Center LLC (“EIC”)	2021	2	Wyoming

Diamond Technology Solutions, LLC	2023	3	Wyoming

1	The Company was acquired on February 28, 2022
2	The Company was acquired and created through a series of transactions in 2020 and 2021
3	The Company was formed in June 2023

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

SMARTSolution Technologies LP and SMARTSolution Technologies, Inc. (together “SST”)

On February 28, 2022, FOMO closed the acquisition of the general and all the limited partnership interests of SMARTSolution Technologies LP and shares of SMARTSolution Technologies, Inc. (collectively “SST”) pursuant to a Securities Purchase Agreement dated February 28, 2022 (the “SPA”), by and between the Company and Mitchell Schwartz (“Seller”), the beneficial owner of the general and limited partnership interests in SST. SST is a Pittsburgh, Pennsylvania–based audio/visual systems integration company that designs and builds presentation, teleconferencing and collaborative systems for businesses, educational institutions, and other nonprofit organizations.

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

The digital smartboards which form the key element of SST’s interactive audio-visual systems are primarily supplied by a leading manufacturer based in Canada, which is a subsidiary of a large multi-national company Hon Hai Precision Industry Co., Ltd., trading as Hon Hai Technology Group in China and Taiwan and Foxconn internationally. SST believes that its relationship with its supplier is stable, although there can be no assurance that if the relationship with the supplier was interrupted or otherwise adversely affected that an alternative source of supply at commercially reasonable cost would be available or that SST’s business would not be seriously harmed.

On June 12, 2023, because we owned both the limited partner and general partner interests, we filed with the Commonwealth of Pennsylvania to merge SMARTSolution Technologies LP with SMARTSolution Technologies, Inc. The combination was subsequently approved, thereby dissolving the limited partnership and combining its assets and liabilities with SMARTSolution Technologies, Inc., which is now the successor entity.

On June 27, 2023, the Company approved the transfer of 100% of the operating assets, customer lists and data, and software systems and support contracts from SST to DTS. This transfer occurred on Oct 1, 2023.

See note 9.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.

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

Significant estimates during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of goodwill and intangible assets, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, uncertain tax positions, warranty reserve, and the valuation allowance on deferred tax assets.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At September 30, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Assets and liabilities measured at fair value at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$6	477,400	$65,000	$542,406
Total Assets	$6	$477,400	$65,000	$542,406

Liabilities
Derivative liabilities	$-		$426,172	$426,172
Total	$-	$-	$426,172	$426,172

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$75,006		$65,000	$140,006
Total Assets	$75,006	$-	$65,000	$140,006

Liabilities
Derivative liabilities	$-		$981,766	$981,766
Total	$-	$-	$981,766	$981,766

Level 1 Investments consist of common stock, options, and warrants of publicly traded companies which are considered to be highly liquid and easily tradeable. The Company also holds Level 2 investments in the preferred stock of a publicly traded company, whose values are derived as if converted from the public company’s common stock. .The Company also holds Level 3 investments in the common stock of a private company.

Derivative liabilities are derived from certain convertible notes payable and warrants.

Accounts Receivable

Allowance for doubtful accounts at September 30, 2023 and December 31, 2022, was $15,587 and $19,587, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded bad debt expense of $5,053 and $0, respectively.

The Company had the following concentrations at September 30, 2023 and December 31, 2022, respectively. All concentrations relate solely to the operations of SST.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

	Nine Months Ended	Year Ended
Customer	September 30, 2023	December 31, 2022
A	20%	22%
B	19%	16%
C	16%	-%
Total	55%	38%

Inventory

At September 30, 2023 and December 31, 2022 inventory consisted of:

Classification	September 30, 2023	December 31, 2022
Smart Boards	$216,525	$382,355
Clean Technology	102	102
Total Inventory	$216,627	$382,457

The Company had the following vendor purchase concentrations at September 30, 2023 and 2022, respectively. All concentrations relate solely to the operations of SST.

	Nine Months Ended September 30,
Customer	2023	2022
A	65%	91%
Total	65%	91%

Revenue Recognition

The following represents the Company’s disaggregation of revenues for the three months and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Revenue	Revenue	% of Revenues	Revenue	% of Revenues	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$520,893	86%	$892,748	93%	$1,749,815	85%	$4,084,290	92%
Installation Services	87,734	14%	63,295	7%	310,467	15%	328,493	7%
Clean Technology products	-	-%	(610)	-%	-	-%	23,569	1%
Total Revenues	$608,627	100%	$955,433	100%	$2,060,282	100%	$4,436,352	100%

The Company had the following sales concentrations at September 30, 2023 and 2022, respectively. All concentrations relate solely to the operations of SST.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

	Nine Months Ended September 30,
Customer	2023	2022
A	12%	14%
Total	12%	14%

Advertising Costs

The Company recognized $10,148 and $35,530 in marketing and advertising costs during the nine months ended June 30, 2023 and 2022.

Basic and Diluted Earnings (Loss) per Share

The following potentially dilutive equity securities outstanding as of September 30, 2023 were as follows:

September 30,2023
Series A, preferred stock (1)	1,236,474,600
Series B, preferred stock (2)	6,083,316,000
Series C, preferred stock (3)	1,000,000
Convertible notes and related accrued interest (4)	4,580,066,667
Warrants (5)	1,836,799,483
Total	13,737,656,760

1 –	Each share converts into 50 shares of common stock.

2 –	Each share converts into 1,000 shares of common stock.

3 –	Each share converts into 1 share of common stock.

4 -	Certain notes have exercise prices that have a discount to market and cause variability into the potential amount of common stock equivalents outstanding at each reporting period. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

5 -	Represents those that are vested and exercisable.

Based on the potential common stock equivalents noted above at September 30, 2023, and the potential variability in stock prices, which directly affect the Company’s ability to determine if it has sufficient shares to settle all possible debt or equity conversions, the Company has determined that it does not have sufficient authorized shares of common stock (20,000,000,000) to settle all potential exercises of common stock equivalents. Accordingly, the Company has filed for a 1-100 reverse split of its common shares, which management expects will address this potential deficiency.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Note 3 - Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2023, the Company had:

●	Net loss of $607,982; and
●	Net cash used in operations was $365,826

Additionally, at September 30, 2023, the Company had:

●	Accumulated deficit of $24,783,553
●	Stockholders’ deficit of $2,229,613; and
●	Working capital deficit of $3,510,733

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $2,477 at September 30, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Note 4 – Loan Receivable – Related Party

During 2021, the Company has advanced funds to an affiliate of the Company’s Chief Executive Officer, Himalaya Technologies, Inc. aka Homeland Resources Ltd. (OTC: HMLA) to pay for corporate operating expenses. The Company expects to receive repayment in 2024.

Effective September 1, 2022, the Company increased our available loan to Himalaya of $50,000 to $100,000 to fund its operations. On or around that date we waived all defaults on the loan and extended the maturity of the loan to December 31, 2023.

On April 12, 2023, the Company exercised 100,000,000 warrants issued by HMLA to purchase 2,000,000 Series A Preferred shares of HMLA’s stock that convert 1-50 into HMLA common stock and vote on an as converted basis. For the purchase, the Company used $10,000 consideration of its credit line made available to HMLA in cash funding since June 28, 2021 and maturing December 31, 2023.

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

The following is a summary of the Company’s advances – related party is as follows:

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2021	$53,732
Advances	25,149
Repayments	(33,620)
Balance - December 31, 2022	45,261
Advances	31,555
Repayments	(4,480)
Acquisition of KANAB CORP.	(17,017)
Exercise of warrant for Preferred A Shares	(10,000)
Balance – September 30, 2023	$45,319

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Note 5 – Property and Equipment

Property and equipment consisted of the following:

			Estimated
	September 30, 2023	December 31, 2022	Useful Lives (Years)

Leasehold Improvements	$178,278	$178,278	15-39
Vehicles	53,777	53,777	5 - 10
Furniture	19,595	19,595	10
Equipment	9,408	9,408	5
	261,058	261,058
Accumulated depreciation	(184,896)	(180,214)
Total property and equipment - net	$76,162	$80,844

Depreciation expense for the three months ended September 30, 2023 and 2022, was $1,560 and $1902, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022, was $4,682 and $5,372, respectively.

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

During the year ended December 31, 2019, the Company issued 400,000 shares of preferred class B stock in exchange for 210,000,000 shares of Peer-to-Peer Inc (PTOP). The shares were valued at the market price of $0.0023 per share, or $483,000, at the acquisition date. The shares are valued at the market prices at December 31, 2022 of $0.00020 per share, for a total investment of $42,000. On June 12, 2023, the Company sold its 210,000,000 common shares of PTOP to Himalaya for 1,680,000 Series A Preferred shares of Himalaya stock. The shares are convertible into 84,000,000 shares of our common stock (1-50 conversion ratio).

During the year ended December 31, 2019, the Company received 1,000,000 shares of KANAB CORP. for consulting services provided by the Company’s CEO, Vikram Grover. The shares were valued at $0.0122 per share or $12,220 at the acquisition date. On July 31, 2021, the Company transferred the shares to Himalaya Technologies Inc (HMLA) for 150,000 shares of the preferred B stock in HMLA. The Company valued the investment of HMLA and the carrying value of KANAB CORP. at the time the shares were exchanged as HMLA is a related party as it has common officers and control. On June 28, 2021, FOMO Advisors LLC was also granted 50,000,000 warrants with a five-year expiration and $.0001 exercise price of Himalaya Technologies Inc (HMLA). During the nine months ended September 30, 2023, the Company exercised 100,000,000 warrants to purchase 2,000,000 Series A Preferred shares of HMLA. For the purchase, the Company used $10,000 consideration of its credit line made available to HMLA in cash funding since June 28, 2021 and maturing December 31, 2023.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

The warrants were initially valued at zero due to their illiquid nature and subsequently measured at their fair value. The shares of series A and B preferred stock were valued at the fair value of HMLA as-if converted. The warrants were valued utilizing the Black-Scholes option pricing model. The warrants were converted in June 2023.

On May 10, 2023, the Company purchased 100% of KANAB CORP. from Himalaya for partial forgiveness of monies loaned to the business on June 28, 2021 and as amended on November 9, 2021 and September 1, 2022. The transaction was subsequently unwound on June 15, 2023 thereby returning 100% of KANAB CORP. To Himalaya. The loan reduction remained and HMLA issued 100,000 Series B Preferred stock for the return of KANAB CORP.

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

The following is a summary of the Company’s investments at September 30, 2023 and December 31, 2022.

September 30, 2023
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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

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

During 2022, the Company purchased 40,000 shares of GenBio, Inc. for $40,000 ($1/share).

Note 7 – Debt

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at September 30, 2023 and December 31, 2022, respectively:

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

	GS Capital	PowerUp Lending	Sixth Street Lending	Total

Balance - December 31, 2021	$380,000	$43,750	$78,750	$502,500

Proceeds from issuance of notes	335,000	-	43,750	378,750
Conversion of accrued interest to note	16,206			16,206
Repayment of notes	-	-	(122,500)	(122,500)
Conversion of debt to common stock	(55,000)	(43,750)	-	(98,750)
	676,206	-	-	676,206
Less: unamortized debt discount	(31,200)	-	-	(31,200)
Balance - December 31, 2022	$645,006	$-	$-	$645,006

	GS Capital	PowerUp Lending	Sixth Street Lending	Total

Balance - December 31, 2022	$676,206	$-	$-	$676,206

Proceeds from issuance of notes	-	-	-	-
Repayment of notes	-	-	-	-
Conversion of debt to preferred stock	(335,000)	-	-	(335,000)
Conversion of debt to common stock	(101,206)	-	-	(101,206)
	240,000	-	-	240,000
Less: unamortized debt discount	-	-	-	-
Balance – September 30, 2023	$240,000	$-	$-	$240,000

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

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

During the nine months ended September 30, 2023, third-party lender GS Capital converted $436,206 of principal, interest and penalties into 891,605,499 shares of common stock. This resulted in a loss on debt extinguishment of $409,805.

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

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $321,705.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

Loans payable - related parties is as follows:

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
	Related Party	Related Party	Related Party	Total

Issuance Date of Loan	Various	Various	Various
Maturity Date of Convertible Note	Due on Demand	Due on Demand	Due on Demand
Interest Rate	0.00%	0.00%	0.00%
Default Interest Rate	0.00%	0.00%	0.00%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	None	None	None

Balance - December 31, 2021	-	5,168	17,546	22,714

Debt acquired in SST acquisition	321,705	-	-	321,705
Advances	326,911	-	14,741	341,652
Repayments	(364,136)	-	(12,407)	(376,543)
Balance - December 31, 2022	$284,480	$5,168	$19,880	$309,528
Balance - December 31, 2022	$284,480	$5,168	$19,880	$309,528
Advances	37,000	-	3,090	40,090
Repayments	(117,462)	-	(12,900)	(130,362)
Conversion	-	-	(10,000)	(10,000)
Balance – September 30, 2023	$204,018	$5,168	$70	$209,256
Short term Portion of Balance	$-	$5,168	$70	$5,238
Long term Portion of Balance	$204,018	$-	$-	$204,018

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

1 -	reflects activity related to the Company’s former Chief Executive Officer of SST.
2 -	reflects activity related to the Company’s former Chief Executive Officer of EIC.
3 -	reflects activity related to the Company’s current Chief Executive Officer of FOMO.

Loan Payable – Other

The Company has various merchant cash advances (“MCAs”). The following summarizes the borrowings:

	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Loan 6
Issuance Date	April 1, 2022	January 17, 2023	March 22, 2023	May 23, 2023	May 5, 2023	August 1, 2023
Maturity Date	April 1, 2023	January 1, 2024	March 22, 2024	May 23, 2024	May 5, 2024	May 5, 2024
Interest Rate	16%	18%	33%	33%	29%	36%
Default Interest Rate	0%	0%	0%	0%	0%	0%
Collateral	Unsecured	Unsecured	Unsecured	Assets of SST	FOMO, Himalya and CEO	Unsecured
Conversion	None	None	None	None	None	None

Balance, December 31, 2022	$243,692	$-	$-	$-	$-	$-	$243,692
Borrowings	-	140,000	228,800	149,990	140,000	281,066	939,856
Repayments	(121,788)	(63,864)	(54,480)	(20,991)	(29,333)	(207,571)	(498,027)
Balance, September 30, 2023	$121,904	$76,136	$174,320	$128,999	$110,667	$73,495	$685,521

At September 30, 2023, the Company was in default on its debt arrangements with four providers of MCAs that funded against expected shipments from its primary vendor SMART Technologies, who subsequently reduced our credit line for equipment from $1,000,000 to $350,000. The Company is working with these third parties on a reduced payment basis and analyzing proposals from new capital providers to refinance the positions.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company and its subsidiaries are guarantors of this Agreement.

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2021	$-
Proceed from drawdowns	7,269,906
Repayments	(5,993,439)
Balance - December 31, 2022	1,276,467
Balance - December 31, 2022	1,276,467
Proceeds from drawdowns	1,976,026
Repayments	(2,069,159)

Balance – September 30, 2023	$1,183,334

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Note 8 – Derivative Liabilities

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	Nine Months Ended	Year Ended
	September 30, 2023	December 31, 2022

Exercise price	$0.00006 - $0.01	$0.0001 - $0.01
Expected volatility	282% - 521%	196% - 377%
Risk-free interest rate	5.55%	0.73% - 2.99%
Expected term (in years)	0.01 - 2.02	0.30 - 3.00
Expected dividend rate	0%	0%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at September 30 30, 2023 and December 31, 2022:

	Convertible Debt	Warrants	Total
Derivative liabilities - December 31, 2021	330,294	775,243	1,105,537

Fair value - commitment date	300,137	61,600	361,737
Fair value - mark to market adjustment	404,695	(238,813)	165,882
Gain on debt extinguishment (derivative liabilities - convertible debt)	(226,391)	-	(226,391)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	-	(425,000)	(425,000)
Derivative liabilities – December 31, 2022	808,736	173,030	981,766
Fair value - commitment date	-	-	-
Fair value - mark to market adjustment	3,466,013	(10,607)	3,455,406
Derivative liabilities – March 31, 2023	4,274,750	162,423	4,437,173
Fair value - mark to market adjustment	(2,930,214)	(21,221)	(2,951,435)
Gain on debt extinguishment (derivative liabilities - convertible debt)	(567,580)	-	(567,580)
Derivative liabilities – June 30, 2023	776,956	141,202	918,158
Fair value - mark to market adjustment	(286,795)	(94,537)	(381,332)
Gain on debt extinguishment (derivative liabilities - convertible debt)	(110,654)	-	(110,654)

Derivative liabilities – September 30, 2023	379,507	46,665	426,172

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Note 9 – Acquisition and Pro Forma Financial Information

Acquisitions for the Nine Months Ended September 30, 2022

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The goodwill of $350,110 is primarily related to factors such as synergies and market share.

Goodwill is not deductible for tax purposes.

The estimated future amortization of the acquired supplier relationships and trade name are as follows at September 30, 2023:

2023	$16,313
2024	65,250
2025	65,250
2026	34,123
2027	28,000
Thereafter	256,602
$465,538

The following summarizes the intangible assets at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Useful Life
Supplier relationships	$149,000	$149,000	4 years
Trade name	420,000	420,000	15 years
	569,000	569,000
Accumulated amortization	(103,461)	(54,524)
	$465,539	$514,476

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2023:

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

September 30, 2023
Assets

Operating lease - right-of-use asset - non-current	$230,153

Liabilities

Operating lease liability	$244,068

Weighted-average remaining lease term (years)	3.34

Weighted-average discount rate	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$51,784
Lease liability expense in connection with obligation repayment	14,812
Total operating lease costs	$66,596

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$47,189

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2023:

2023 (6 Months)	$7,000
2024	84,000
2025	84,000
2026	84,000
2027	7,000
Total undiscounted cash flows	266,000
Less: amount representing interest	(21,932)
Present value of operating lease liability	244,068
Less: current portion of operating lease liability	(64,836)
Long-term operating lease liability	$179,232

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Note 11– Stockholders’ Deficit

At September 30, 2023 and December 31, 2022, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	Par value - $0.0001
-	Conversion – each share of Class A converts into 50 shares of common stock (1,236,474,600 and 287,500,000 equivalent shares of common stock, at September 30, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 50 votes for each share held (1,236,474,600 and 287,500,000 votes, at September 30, 2023 and December 31, 2022, respectively)
-	Dividends – $0.0035 per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	6,083,316, and 5,289,982 shares designated, issued and outstanding at September 30, 2023 and December 31, 2022, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (6,083,316,000 and 5,289,982,000 equivalent shares of common stock, at September 30, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (6,083,316,000 and 5,289,982,000 votes, at September 30, 2023 and December 31, 2022, respectively)
-	Dividends – 1% per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at September 30, 2023 and December 31, 2022, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at September 30, 2023 and December 31, 2022, respectively)
-	Voting – on an as-converted basis – 100,000 votes for each share held (100,000,000,000 and 100,000,000,000 votes, at September 30, 2023 and December 31, 2022, respectively)
-	Dividends – 1% per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Common Stock

,

-	20,000,000,000 shares authorized
-	No par value
-	Voting at 1 vote per share

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Equity Transactions for the Nine Months Ended September 30, 2023

Stock Issued for Services – Common Stock

During the nine months ended September 30, 2023, the Company issued 347,083,333 common shares for $51,500 of accrued compensation owed to its CEO Vikram Grover and 50,000,000 common shares, valued at $50,000, for $10,000 of monies loaned to the Company by its CEO Vikram Grover.

Stock Issued from Conversion of Convertible Debt and Loss on Debt Extinguishment

During the nine months ended September 30, 2023, the Company issued 891,605,499 shares of common stock in connection with the conversion of convertible debt (which had embedded derivative liabilities) and accrued interest totaling $104,671, having a fair value of $305,134, based upon the quoted closing trading price on the date of conversion/extinguishment.

During the nine months ended September 30, 2023, the Company issued 15,646,159 shares of Series A Preferred stock in connection with the conversion of convertible debt (which had embedded derivative liabilities) and accrued interest totaling $335,000, having a fair value of $234,692, based upon the quoted closing trading price on the date of conversion/extinguishment.

Stock Issued for Services – Class A, Preferred Stock

During the nine months ended September 30, 2023, the Company issued 3,333,333 Series A Preferred shares for $10,000 of accrued compensation owed to its CEO Vikram Grover.

Stock Issued for Services – Class B, Preferred Stock

During the nine months ended September 30, 2023, the Company also issued 408,334 Series B Preferred shares to its CEO Vikram Grover for $123,250 of accrued compensation. Further, the Company also issued 385,000 Series B Preferred shares to employees for services of $128,500. Additionally, the Company issued 1,000 shares of Series B Preferred stock for a consultant.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Note 12 – Warrants

Warrant activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Warrants	Number of Warrants	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding and exercisable - December 31, 2021	2,002,113,095	$0.0016	2.38	$450,000
Granted	660,000,000	$0.0011	-	-
Exercised	(750,000,000)	$0.0001	-	-
Cancelled/Forfeited	(618,571,428)	$.00034	-	-
Outstanding – December 31, 2022	1,293,541,667	$0.0013	1.86	$-
Exercisable – December 31, 2022	1,143,541,667	$0.0014	1.71	$-
Granted	200,000,000	$0.0005	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(679,285,714)	$0.0010	-	-
Outstanding – September 30, 2023	2,046,799,483	$0.0006	2.10	$-
Exercisable – September 30, 2023	1,836,799,483	$0.0006	2.06	$-

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Warrant Transactions for the Nine Months Ended September 30, 2023

On February 28, 2023, the Company issued 300,000,000 incentive stock options to employees of its wholly owned subsidiary SMARTSolution Technologies L P with a strike price of .0005 and a three-year expiration. The options expire at close of business on March 1, 2026 and do not vest unless each employee is employed by SST on or after March 1, 2024.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

Note 13 – Income Taxes

The Company did not file its federal or state tax returns for fiscal years from 2012 through 2017. Previous management had believed that it would not have any material impact on the Company’s financials because the Company did not have any tax liabilities due to net losses incurred during those years. During the year ended December 31, 2021, the Company under new management since 2019 filed returns for 2018, 2019 and 2020. During the year ended December 31, 2022, the Company filed returns for 2021 as well. The Company has filed an extension for its federal and state tax returns for the year ended December 31, 2022. The Company missed the extended filing date but does not believe that it will owe any taxes.

Based on available information, management believes it is more likely than not that any potential net deferred tax assets as of September 30, 2023 and December 31, 2022 may not be fully realizable.

Due to recurring losses, the Company’s tax provisions for the nine months ended September 30, 2023 and 2022 were $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2023	2022
Statutory federal rate	-21.0%	-21.0%
State income tax rate, net of federal benefit	-3.6%	-3.6%
Permanent differences, including stock-based compensation and impairment of acquired assets	8.6%	8.6%
Change in valuation allowance	16.0%	16.0%
Effective tax rate	0.0%	0.0%

At September 30, 2023 and December 31, 2022, the Company’s deferred tax assets were as follows:

	September 30, 2023	December 31, 2022
Tax benefit of net operating loss carry forward	$4,366,059	$4,248,077
less valuation allowance	(4,366,059)	(4,248,077)
Net deferred tax assets	$-	$-

As of September 30, 2023 the Company had unused net operating loss carry forwards of approximately $18.0 million available to reduce future federal taxable income. Net operating loss carry-forwards expire through fiscal years beginning in 2023 and extending to indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally a greater than 50% change in ownership).

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

The Company’s valuation allowance at September 30, 2023 and December 31, 2022 was $4,388,284 and $4,248,077, respectively. The change in the valuation allowance during the nine months ended September 30, 2023 was an increase of approximately $140,000.

Net Operating Loss Carry-Forwards

2013	$84,206	2023
2014	494,301	2024
2015	680,549	2025
2016	651,537	2026
2017	1,239,493	2027
2018	1,843,498	Indefinite
2019	48,201	Indefinite
2020	140,808	Indefinite
2021	9,262,185	Indefinite
2022	2,823,829	Indefinite
2023	479,599	Indefinite
	$17,748,206

Note 14 – Letters of Intent Signed for Potential Acquisitions

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

UNAUDITED

On February 27, 2023, the Company signed a non-binding letter of intent to purchase a provider of modular buildings and construction services generating an estimated $8 million annual revenues and $800,000 annual EBITDA in 2022 (unaudited). The target’s customers include K12 schools, police departments, fire departments, and municipalities in the state of Florida. There are no assurances FOMO will be able to complete the transaction based on planned due diligence or required financing. The transaction expired on June 30, 2023 and is under review by both Buyer and Seller for renewal by us or our affiliate Himalaya Technologies, Inc.

On March 29, 2023, the Company executed a non-binding letter of intent to acquire a manufacturer and provider of analog and digital signage and services based in Southwest Florida. The business generates annual revenues of approximately $5 million (unaudited), is profitable, and has backlog of over $2 million with homeowner associations (HOAs), municipalities, and enterprise customers including K12 schools, transportation hubs, and other. Consideration is $500,000 cash, $1.5 million in Series B Preferred stock (valued using a common stock price of $0.001), refinancing or rollover of SBC loans of $1,840,435, and an earn-out of up to $1.0 million over three years (terms to be negotiated). The transaction expired on June 30, 2023 and is under review by both Buyer and Seller for renewal by us or our affiliate Himalaya Technologies, Inc.

On or around August 7, 2023, we signed a letter of intent for a purchase order (“PO”) financing agreement with Gateway Trade Funding for up to $1,000,000 of order financing per annum. The financing did not close.

On or around August 14, 2023, we finalized a purchase order (“PO”) financing agreement with Aurous Financial Srvcs LLC to provide financing for up to $20 million per transaction. Aurous simultaneously entered into an intercreditor agreement with our asset backed lender Thermo Credit LLC and with our primary vendor SMART Technologies leading to fulfillment of backlog of orders since August 2023.

Note 15 – Corporate Actions

On July 24, 2023, the Company mailed a Form 14C notifying investors of our intent to reverse split our common stock by a ratio of 1-100, redomicile the Corporation to the State of Wyoming, and change our name to FOMO WORLDWIDE, INC. Earlier, on May 1, 2023, the Board of Directors of the Company, approved a change the Company’s common stock symbol to IGOT from FOMC, to apply to FINRA to change the Company’s name to FOMO WORLDWIDE, INC. from FOMO CORP. to match the Company’s legal name in the state of California and on the SEC’s EDGAR system, to apply under Rule 15c2-11 to reinstate market makers for the Company’s common stock, to redomicile the Corporation to the State of Wyoming from the State of California, and reverse split all issued and outstanding shares of all classes of stock and authorized shares of all classes of stock equally by a ratio of 1-100 or similar adjustment to conversion ratios of preferred stock into common stock. The above actions are not yet approved by FINRA.

Note 16 – Subsequent Events

Stock Issued for Services – Class A, Preferred Stock

Subsequent to the nine months ended September 30, 2023, the Company issued 200,000 Series A Preferred shares for $1,000 of accrued compensation owed to its CEO Vikram Grover.

Stock Issued for Services – Class B, Preferred Stock

Subsequent to the nine months ended September 30, 2023, the Company also issued 119,500 Series B Preferred shares to its CEO Vikram Grover for $11,950 of accrued compensation.

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

Company Overview

General

Acquisition of IAQ Technologies LLC

On October 19, 2020, the Company acquired 100% of the membership interests of Purge Virus, LLC. We subsequently changed the name of the company to IAQ Technologies LLC (“IAQ”).

The assets if the busness were subsequently merged into our Energy Intelligence Center LLC subsidiary.

Acquisitions of Independence LED Lighting LLC and Energy Intelligence Center LLC

On February 12, 2021, the Company purchased the assets of Independence LED Lighting LLC (“iLED”).

On March 7, 2021, the Company purchased the assets of Energy Intelligence Center LLC (“EIC of PA”), an affiliate of iLED.

Following the acquisitions of the assets of ILED and EIC, the Company combined the assets and businesses of iLED and EIC PA into a newly formed wholly- owned subsidiary, Energy Intelligence Center, LLC (“EIC Wyoming”).

Acquisitions of SMARTSolution Technologies LP and SMARTSolution Technologies, Inc.

On February 28, 2022, FOMO closed the acquisition of the general and all the limited partnership interests of SMARTSolution Technologies LP and shares of SMARTSolution Technologies, Inc. (collectively “SST”) pursuant to a Securities Purchase Agreement dated February 28, 2022 (the “SPA”), by and between the Company and the beneficial owner of the general and limited partnership interests in SST. SST is a Pittsburgh, Pennsylvania–based audio/visual systems integration company that designs and builds presentation, teleconferencing and collaborative systems for businesses, educational institutions, and other nonprofit organizations.

Costs and Resources

FOMO WORLDWIDE, INC. is currently pursuing additional funding resources that will potentially enable it to maintain its current and planned operations through the next 12 months. The Company anticipates that it will need to raise additional capital in order to sustain and grow its operations over the next few years. To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative, or other arrangements with corporate partners, licensees, or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. As of September 30, 2023, the Company had no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders or creditors will provide any portion of the Company’s future financing requirements. No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Critical Accounting Policies

See Note 2 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Results of Operations

Nine months ended September 30, 2023 as compared to nine months ended September 30, 2022

Sales. During the nine months ended September 30, 2023 and 2022, the Company had $2,060,282 and $4,436,352 in sales, respectively. The decrease from 2022 to 2023 was $2,376,070 (54%).

Cost of Sales. During the nine months ended September 30, 2023 and 2022, the Company incurred $1,568,678 and $4,074,424 in cost of sales, respectively. The decrease from 2022 to 2023 was $2,505,746 (61%). Cost of sales include product sales and payroll.

Gross Profit. Gross profit expressed as a percentage of sales for the nine months ended September 30, 2023 was 24%, which was an increase from 8% for the nine months ended September 30, 2022.

General and Administrative Expenses. During the nine months ended September 30, 2023 and 2022, the Company incurred general and administrative expenses of $1,222,641 and $2,045,799, respectively, consisting primarily of salaries and professional fees. The decrease from the 2022 quarter to the 2023 quarter was $823,158(40%). The decrease primarily relates to a decrease in shares and warrants issued for services in 2023.

Other Income (Expense). For the nine months ended September 30, 2023 and 2022, the Company reflected other income (expense) – net of $123,055 and $(1,537,513), respectively. The decrease from the prior period was $(1,660,568) (108%), primarily related to the change in valuation of derivative liabilities.

For the nine months ended September 30, 2023, other income (expenses) consisted of interest expense of $547,263, loss on debt extinguishment of $409,805, amortization of debt discount of $31,200 and change in fair value of derivative liabilities of $122,640 , offset by a gain on the change in fair value of derivative liabilities of $375,383 and a gain on debt extinguishment of $858,580.

For the nine months ended September 30, 2022, other income (expenses) consisted of interest expense of $364,161, loss on debt extinguishment of $199,103, derivative expense of $194,887, amortization of debt discount of $519,598 and change in fair value of marketable equity securities of $646,237 , offset by a gain on the change in fair value of derivative liabilities of $160,082 and a gain on debt extinguishment of $226,391.

Net Loss. For the nine months ended September 30, 2023, the Company incurred a net loss of $(607,982).

For the nine months ended September 30, 2022, the Company incurred a net loss of $(3,221,384).

The decrease in net loss from the 2022 quarter to the 2023 quarter was a result in the decrease in other expenses related to the remeasurement of derivative liabilities, offset by a decline in shares and warrants issued for services in 2023.

Three months ended September 30, 2023 as compared to three months ended September 30, 2022

Sales. During the three months ended September 30, 2023 and 2022, the Company had $608,627 and $955,433 in sales, respectively. The decrease from the 2022 quarter to the 2023 quarter was $346,806 (36%).

Cost of Sales. During the three months ended September 30, 2023 and 2022, the Company incurred $479,423 and $885,337 in cost of sales, respectively. The decrease from the 2022 quarter to the 2023 quarter was $405,914 (46%). Cost of sales include product sales and payroll.

Gross Profit. Gross profit expressed as a percentage of sales for the three months ended September 30, 2023 was 21%, which was an increase from 7% for the three months ended September 30, 2022.

General and Administrative Expenses. During the three months ended September 30, 2023 and 2022, the Company incurred general and administrative expenses of $261,110 and $364,490, respectively, consisting primarily of salaries and professional fees. The decrease from the 2022 quarter to the 2023 quarter was $103,380 (28%). The decrease primarily relates to a decrease in shares and warrants issued for services in 2023 and a correction to interest expense.

Other Income (Expense). For the three months ended September 30, 2023 and 2022, the Company reflected other income (expense) – net of $423,374 and $(34,136), respectively. The decrease from the prior period was $(457,510) (1,340%), primarily related to the change in valuation of derivative liabilities.

For the three months ended September 30, 2023, other income (expenses) consisted of interest expense of $61,101 and a loss on debt extinguishment of $7,511, offset by a gain on the change in fair value of derivative liabilities of $381,332 and a gain on debt extinguishment of $110,654.

For the three months ended September 30, 2022, other income (expenses) consisted of interest expense of $116,989, loss on debt extinguishment of $67,330, amortization of debt discount of $166,906, offset by a gain on the change in fair value of derivative liabilities of $176,907 and a gain on debt extinguishment of $125,698.

Net Loss. For the three months ended September 30, 2023, the Company generated net income of $291,468.

For the three months ended September 30, 2022, the Company incurred a net loss of $(328,530).

The decrease in net loss from the 2022 quarter to the 2023 quarter was a result in the decrease in other expenses related to the remeasurement of derivative liabilities, offset by a decline in shares and warrants issued for services in 2023.

Going Concern

Management has assessed its ability to continue to operate as a going concern and concluded that the unaudited consolidated financial statements in this report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the unaudited consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2023, the Company had:

●	an operating loss of $131,906; and
●	net cash used in operations of $365,826.

Additionally, at September 30, 2023, the Company had:

●	an accumulated deficit of $24,783,553;
●	stockholders’ deficit of $2,229,613; and
●	a working capital deficit of $3,510,733.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the nine months ended September 30, 2023 and 2022, the Company reflected net cash used in operating activities of $365,826 and $858,229, respectively, a decrease of $492,403 (57%). Operating activities primarily consist of a net loss of $607,982, offset by non-cash net expenses of $448,586, and increases in accounts receivable and inventory, offset by decreases in accounts payable, deferred revenue and operating lease liability.

Investing Activities

For the nine months ended September 30, 2023 and 2022, the Company reflected net cash provided by investing activities of $(27,075) and $89,941; primarily repayments of related party loans.

Financing Activities

For the nine months ended September 30, 2023 and 2022, the Company reflected net cash provided by financing activities of $298,424 and $817,612, respectively, a decrease of $519,188 (64%). Financing activities primarily consisted of proceeds and repayments from debt, drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

During the nine months ended September 30 2023, the Company received $441,829 net of borrowed funds from non-related parties through MCA loans and PO Financing, $(93,133) net in an asset backed loan against the accounts receivable of SST.

During the nine months ended September 30, 2022, the Company received $378,750 of borrowed funds from non-related parties through the sale of convertible notes payable, $1,142,320 in an asset backed loan against the accounts receivable of SST and $195,000 loan from a related party (CEO of SST). The Company also repaid $647,528 in non-related party loans, $233,914 in related party loans, $150,000 in an SBA loan and $133,016 in the asset backed loan.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $2,477 at September 30, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

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

Delinquent Loans

At September 30, 2023, the Company was in default on its debt arrangements with four providers of merchant cash advances (“MCAs”) that funded against expected shipments from its primary vendor SMART Technologies, who subsequently reduced our credit line for equipment from $1,000,000 to $350,000. The Company is working with these third parties on a reduced payment basis and analyzing proposals from new capital providers to refinance the positions. The Company is also in default on the covenants of its secured asset backed credit line funded by Thermo Credit LLC, though the lender is amicable and not enforcing its rights.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management has determined that, as of September, 2023, the Company’s disclosure controls are not effective for the reasons set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, including the following:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

FOMO, its wholly owned subsidiary SST, our CEO Vikram Grover, and our 10-99 consultant SVP Finance Mary Kirk have been served with a civil lawsuit by a former employee seeking $483,000 or more in unpaid commissions, damages, interest and penalties. We have calculated a significantly lower audited calculated amount and intend to defend ourselves vigorously.

Additionally, two providers of merchant cash advances have filed complaints in Utah and New York Courts demanding $171,343.35 and $147,186.68, respectively, for breach of contract, plus potential penalties and fees. We are currently reviewing the matters with counsel and in direct communication with the complainant.

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

FOMO WORLDWIDE, INC.

Date: November 21, 2023	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive. Financial and Accounting Officer)

