Form 10-K
period 2023-12-31
FOMO WORLDWIDE, INC.
filed 2024-07-16
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 001-13126

FOMO WORLDWIDE, INC.

(Exact name of small business issuer as specified in its charter)

California	83-3889101
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

625 Stanwix St. #2504, Pittsburgh, PA 15222

(Address of principal executive offices) (Zip Code)

(630) 708-0750

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	IGOT	OTC Pink Current

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year 2023, was $338,237.

As of July 16, 2024 there were 112,745,800 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 EXPLANATORY NOTE

This Form 10-K is unaudited and being filed without being audited by the Company’s Independent Registered Public Accounting Firm. We have engaged a PCAOB (#6993) audit firm Boladale Lawal & Co., of Lagos, Nigeria and intend to file audited results under Form 10-K/A in the near future.

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

Following the acquisitions of the assets of ILED and EIC, the Company combined the assets and businesses of iLED and EIC PA into a newly formed wholly-owned subsidiary, Energy Intelligence Center, LLC (“EIC Wyoming”). The assets of this business were combined with a successor entity  and EIC was dissolved in 2024.

Acquisitions of SMARTSolution Technologies L.P. and SMARTSolution Technologies, Inc.

On February 28, 2022, FOMO closed the acquisition of the general and all the limited partnership interests of SMARTSolution Technologies L.P. and shares of SMARTSolution Technologies, Inc. (the General Partner) (collectively “SST”) pursuant to a Securities Purchase Agreement dated February 28, 2022 (the “SPA”), by and between the Company and Mitchell Schwartz (“Seller”), the beneficial owner of the general and limited partnership interests in SST. SST is a Pittsburgh, Pennsylvania–based audio/visual systems integration company that designs and builds presentation, teleconferencing and collaborative systems for businesses, educational institutions, and other nonprofit organizations.

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

The digital smartboards which form the key element of SST’s interactive audio visual systems are primarily supplied by a leading manufacturer based in Canada, which is a subsidiary of a large multi-national company Hon Hai Precision Industry Co., Ltd., trading as Hon Hai Technology Group in China, Taiwan and Foxconn internationally. SST believes that its relationship with its supplier is adequate, although there can be no assurance that if the relationship with the supplier was interrupted or otherwise adversely affected that an alternative source of supply at commercially reasonable cost would be available or that SST’s business would not be seriously harmed. Due to liquidity issues and a business downturn since June 2023, SST is has been placed into receivership by our senior lender effective April 1, 2024 and will be carried as a discontinued operation for accounting purposes.

SST currently employs 4 people, including 1 in administration, 1 in sales management and 2 in installation. As a result of its backlog and due to turnover, SST is currently seeking to expand its installation and sales staff. On or around June 15, 2023, we merged out SMARTSolution Technologies LP into SMARTSolution Technologies, Inc. due our ownership of both the LP and the GP.

Formation of Diamond Technology Solutions, LLC

On or around June 15, 2023, we formed a new subsidiary Diamond Technology Solutions, LLC to offer a wide array of products and services to customers nationwide including smart boards, access control systems, smart cameras, indoor farming, and other. In January 2024, we merged the assets and intellectual property of our EIC business into DTS to further add to its offering. We are currently seeking to capitalize DTS for growth.

Corporate Information

We were incorporated in the State of California on February 27, 1990 and redomiciled to Wyoming on November 22, 2023. Our principal executive offices are located at 625 Stanwix St. #2504, Pittsburgh, PA 15222 and our telephone number is (630) 708-0750. Our website is www.fomoworldwide.com.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company currently rents property through its wholly owned subsidiary SMARTSolution Technologies LP at 831 West North Ave, Pittsburgh, PA 15233. The property rental is between SMARTSolution Technologies LP and GraMax LLC, which is wholly owned by SST’s Founder and Brand Ambassador, Mitchell Schwartz. On closing of the SST acquisitions on February 28, 2022, the initial lease term was five (5) years with an annual lease of $84,000 subject to modification. The lease is currently in default.

Item 3. Legal Proceedings.

We have been named in lawsuits by a former salesperson for unpaid commissions, by merchant cash advance providers CFS, Globex, and Swift Funding for $171,343.35 plus interest, $161,631.25 plus interest, and  $142,739.21 plus interest respectively which have resulted in unsecured judgments, and by our senior lender Thermo Communications Funding, LLC in the amount of $1,074,276.15 plus interest. We are working to settle these claims through a planned capital raise and sales of assets subject to Court approval.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTC Pink tier of the over-the-counter market operated by OTC Markets Group Inc. under the symbol “IGOT”. Such market is extremely limited. We can provide no assurance that our shares of common stock will be continued to be traded on the OTC Pink or another exchange, or if traded, that the current public market will be sustainable.

Holders of Record

As of the date of this Annual Report, there were approximately 457 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder and accordingly, the Company believes that the number of beneficial owners of its common stock is significantly higher.

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

Results of Operations

Year ended December 31, 2023 as compared to year ended December 31, 2022

Revenues. During the year ended December 31, 2023, the Company had operating revenues of $2,498,566, as compared to operating revenues of $$7,515,451 for the year ended December 31, 2022. The decrease from 2022 to 2023 was $5,016,975 (67%). The decline was due to a decline in sales at SST.

Cost of Revenues. During the year ended December 31, 2023, cost of revenues was $1,920,142, as compared to cost or revenues of $6,467,990 for the year ended December 31, 2022. The decrease from 2022 to 2023 was $4,547,848 (70%). Cost of sales primarily includes cost of equipment, cost of labor, cost of transportation and delivery, and allocation of corporate overhead. The decline was due to a decline in sales at SST.

Gross Profit. Gross profit for the year ended December 31, 2023 was $578,424as compared to gross profit of $1,047,551 for the year ended December 31, 2022. Gross profit expressed as a percentage of sales for 2022 was 23%, as compared to 14% for 2022.

Operating Expenses. During the year ended December 31, 2023, the Company incurred operating expenses of $2,241,606 consisting primarily of the impairment of Goodwill and Intangible assets, payroll, professional and consulting fees. Of the operating expense, $1,031,638 consists of non-cash expenses, such as depreciation and amortization and expenses for shares and warrants issued for services. During the year ended December 31, 2022, the Company incurred operating expenses of $2,645,480 consisting primarily of payroll, professional and consulting fees. Of the operating expense, $981,594 consists of non-cash expenses, such as depreciation and amortization and expenses for shares and warrants issued for services.

Other Income (Expenses). During the year ended December 31, 2023, the Company incurred other income (expense) $79,444 consisting of interest expense, amortization of debt discounts, gain on investments, debt settlement, loan forgiveness, loss on debt conversions, derivative liability expense and derivative expense. During the year ended December 31, 2022, the Company incurred other income (expense) $2,083,561 consisting of interest expense, amortization of debt discounts, loss on investments, debt settlement, loan forgiveness, loss on debt conversions, derivative liability expense and derivative expense.

Net Losses. As a result of the above, the Company incurred a net loss of $1,583,738, for the year ended December 31, 2023, as compared to a net loss of $3,681,490 for the year ended December 31, 2022.

Our Auditors Have Issued a Going Concern Opinion

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern as of December 31, 2023. The consolidated financial statements in this report on Form 10-K have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, these conditions raise substantial doubt from the Company’s ability to continue as a going concern. The Company’s plans in regard to these matters are also described in the notes to the Company’s consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2023, the Company had:

●	a net loss of $1,583,738; and
●	net cash used in operations of $176,588.
8

Additionally, at December 31, 2023, the Company had:

●	an accumulated deficit of $25,799,891;
●	stockholders’ deficit of $3,120,474; and
●	a working capital deficit of $3,701,663.

Liquidity and Capital Resources at December 31, 2023

Operating Activities

For the years ended December 31, 2023 and 2022, the Company reflected net cash used in operating activities of $176,588 and $858,229, respectively, a decrease of $681,641 (79%). Operating activities primarily consist of a net loss of $1,583,738, offset by non-cash net expenses of $361,878, and increases in accounts receivable, inventory, and prepaid expenses, offset by an increase in accounts payable and decrease in deferred revenues.

Investing Activities

For the year ended December 31, 2023 and 2022, the Company reflected net cash provided by (used in) investing activities of $(9,007) and $89,941.

Financing Activities

For the year ended December 31, 2023 and 2022, the Company reflected net cash provided by financing activities of $93,071 and $817,612, respectively, a decrease of $724,541 (89%). Financing activities primarily consisted of proceeds and repayments from debt, proceeds and related drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

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

Item 8. Financial Statements and Supplementary Data

Our unaudited consolidated financial statements are set forth below.

FOMO WORLDWIDE, INC. and Subsidiaries

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	December 31, 2023	December 31, 2022
Assets

Current Assets
Cash	$4,430	$96,954
Accounts receivable - net	359,008	1,682,654
Loan receivable - related party	38,807	45,261
Inventory - net	69,982	382,457
Prepaids and other	8,267	9,458
Total Current Assets	480,494	2,216,784

Property and equipment - net	3,232	80,844
Operating lease - right-of-use asset	-	281,937
Intangible assets	-	514,476
Goodwill	-	350,110
Investments	694,400	140,006

Total Assets	$1,178,126	$3,584,157

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Bank overdraft	$204	$-
Accounts payable and accrued expenses	1,441,803	1,657,084
Accounts receivable credit facility	1,046,828	1,276,467
Operating lease liability	-	63,556
Deferred revenue	59,896	578,354
Warranty reserve	5,010	-
Loans payable - related parties	5,588	25,048
Convertible notes payable - net	214,750	645,006
Loans payable- other	720,396	243,692
Preferred dividend payable	289,518	171,646
Derivative liabilities	398,164	981,766
Total Current Liabilities	4,182,157	5,642,619

Long Term Liabilities
Loans payable - related parties	116,443	284,480
Operating lease liability	-	227,701
Total Long-Term Liabilities	116,443	512,181

Total Liabilities	4,298,600	6,154,800

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, Class A, $0.0001 par value, 78,000,000 shares designated,
24,729,492 and 5,750,000 shares issued and outstanding, respectively	2,493	575
Preferred stock, Class B, $0.0001 par value, 20,000,000 shares designated,
6,083,316 and 5,289,982 shares issued and outstanding, respectively	624	529
Preferred stock, Class C, $0.0001 par value, 2,000,000 shares designated,
1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common stock, no par value, unlimited shares authorized
104,000,514 and 86,201,881 shares issued and outstanding, respectively	9,533,145	9,023,334
Additional paid-in capital	13,143,055	12,503,100
Accumulated deficit	(25,799,891)	(24,098,281)
Total Stockholders’ Equity (Deficit)	(3,120,474)	(2,570,643)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,178,126	$3,584,157

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statement of Operations (Unaudited)

	For the Years Ended December 31,
	2023	2022

Sales - net	$2,498,566	$7,515,541

Cost of sales	1,920,142	6,467,990

Gross profit	578,424	1,047,551

General and administrative expenses	1,442,270	2,645,480
Impairment of Goodwill and intangible assets	799,336	-
Total operating expenses	2,241,606	2,645,480

Loss from operations	(1,663,182)	(1,597,929)

Other income (expense)
Interest expense	(594,191)	(502,409)
Amortization of debt discount	(31,200)	(573,845)
Change in fair value of derivative liabilities	(73,339)	(165,883)
Derivative expense	-	(194,887)
Gain on debt extinguishment (derivative liabilities – convertible debt)	600,261	226,391
Loss on debt extinguishment	(255,850)	(205,691)
Unrealized gain (loss) on investment	517,377	(667,237)
Other expenses	(83,614)	-
Total other expense - net	79,444	(2,083,561)

Net income (loss)	$(1,583,738)	$(3,681,490)

Preferred stock dividends	(117,872)	(171,646)

Net loss available to common shareholders	(1,701,610)	(3,853,136)

Loss per share - basic and diluted	$(0.02)	$(0.04)

	93,033,917	83,088,894

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2023 and 2022

Unaudited

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock				Total
									Additional		Stockholders’
									Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2021	5,750,000	$575	5,249,982	$525	1,000,000	$100	7,177,931,757	$8,631,776	$11,301,942	$(20,245,145)	$(310,227)

Issuance of stock in cashless exercise of warrants	-	-	-	-	-	-	645,833,333	-	-	-	-

Issuance of stock for services	-	-	650,000	65	-	-	-	-	534,935	-	535,000

Acquisition of Smart Solutions Technologies, Inc. - net of broker fees	-	-	1,000,000	100	-	-	-	-	699,900	-	700,000

Shares returned in acquisition of Smart Solutions Technologies, Inc. - net of broker fees	-	-	(1,000,000)	(100)	-	-	-	-	(699,900)	-	(700,000)

Issuance of stock in conversion of debt and accrued interest	-	-	-	-	-	-	301,448,152	310,059	-	-	310,059

Return and cancellation of Series B shares	-	-	(250,000)	(25)	-	-	-	-	25	-	-

Conversion of Series B preferred stock into common stock	-	-	(360,000)	(36)	-	-	360,000,000	30	6	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	227,211	-	227,211

Warrants issued for services - related party	-	-	-	-	-	-	-	-	13,981	-	13,981

Reclassification of financial instruments that ceased to be derivative liabilities (warrants)	-	-	-	-	-	-	-	-	425,000	-	425,000

Shares issued in transfer agent conversion	-	-	-	-	-	-	134,974,846	81,469	-	-	81,469

Preferred dividends										(171,646)	(171,646)

Net loss	-	-	-	-	-	-	-	-	-	(3,681,490)	(3,681,490)

December 31, 2022	5,750,000	$575	5,289,982	$529	1,000,000	$100	8,620,188,088	$9,023,334	$12,503,100	(24,098,281)	(2,570,643)

Issuance of Series B preferred stock for services	-	-	385,000	39	-	-	-	-	128,461	-	128,500
Warrants issued for services - related party	-	-	-	-	-	-	-	-	32,309	-	32,309
Conversion of Accrued Salary to Series A Preferred shares	3,533,333	353	-	-	-	-	-	-	67,814	-	68,167
Conversion of Accrued Salary to Series B Preferred shares	-	-	567,834	56	-	-	-	-	178,244	-	178,300
Conversion of accrued salary to common stock	-	-	-	-	-	-	347,083,333	105,583	-	-	105,583
Conversion of Related Party Loan to Common Shares	-	-	-	-	-	-	50,000,000	50,000	-	-	50,000
Conversion of convertible debt to Series A Preferred Stock	15,646,159	1,565	-	-	-	-	-	-	233,127	-	234,692
Conversion of convertible debt and accrued interest to common stock	-	-	-	-	-	-	1,382,539,332	354,228	-	-	354,228
Preferred dividends	-	-	-	-	-	-	-	-	-	(117,872)	(117,872)
Net loss	-	-	-	-	-	-	-	-	-	(1,583,738)	(1,583,738)

December 31, 2023	24,929,492	$2,493	6,242,816	$624	1,000,000	$100	10,399,810,753	$9,533,145	$13,143,055	$(25,799,891)	$(3,120,474)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statement of Cash Flows

Unaudited

	For the Years Ended December 31,
	2023	2022

Sales - net	$2,498,566	$7,515,541

Cost of sales	1,920,142	6,467,990

Gross profit	578,424	1,047,551

General and administrative expenses	1,442,270	2,645,480
Impairment of Goodwill and intangible assets	799,336	-
Total operating expenses	2,241,606	2,645,480

Loss from operations	(1,663,182)	(1,597,929)

Other income (expense)
Interest expense	(594,191)	(502,409)
Amortization of debt discount	(31,200)	(573,845)
Change in fair value of derivative liabilities	(73,339)	(165,883)
Derivative expense	-	(194,887)
Gain on debt extinguishment (derivative liabilities – convertible debt)	600,261	226,391
Loss on debt extinguishment	(255,850)	(205,691)
Unrealized gain (loss) on investment	517,377	(667,237)
Other expenses	(83,614)	-
Total other expense - net	79,444	(2,083,561)

Net income (loss)	$(1,583,738)	$(3,681,490)

Preferred stock dividends	(117,872)	(171,646)

Net loss available to common shareholders	(1,701,610)	(3,853,136)

Loss per share - basic and diluted	$(0.02)	$(0.04)

	93,033,917	83,088,894

The accompanying notes are an integral part of these unaudited consolidated financial statements

FOMO WORLDWIDE, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2023 and 2022

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

On June 27, 2023, the Company assigned 100% of the operating assets, customer lists and data, and software systems and support contracts from SST to DTS. The transfer closed on October 1, 2023 but was reversed subsequent to year-end

On August 3, 2023, the Company approved the transfer of 100% of the assets of EIC Wyoming to its wholly owned subsidiary Diamond Solution Technologies LLC (“DTS”). These assets include EIC Wyoming’s clean technology installation group’s employee contracts, vehicles, tools, and equipment and intellectual property and websites used to perform services for EIC contracts and orders as well as for other vendors and markets in the United States.

On November 22, 2023, we redomiciled FOMO WORLDWIDE, INC. to Wyoming through short-form merger into a wholly owned subsidiary by the same name.

FOMO WORLDWIDE, INC. and its subsidiaries are organized as follows:

Company Name	Incorporation Date		State of Incorporation
FOMO WORLDWIDE, INC. (“FOMO” or the “Company”)	1990		California
SMARTSolution Technologies, L.P. (“SST”)	1995	1	Pennsylvania
Energy Intelligence Center, LLC (“EIC”)	2021	2	Wyoming
Diamond Technology Solutions, LLC	2021	3	Wyoming

1	The Company was acquired on February 28, 2022
2	The Company was acquired and created through a series of transactions in 2020 and 2021. The Company was dissolved in 2023.
3	The Company was formed in June 2023.
F-6

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

Pursuant to the SPA, FOMO:

●	issued to Seller 1,000 shares of its authorized but unissued Series B Preferred Shares;
●	paid approximately $927,600 of SST’s indebtedness to the Seller and third parties;
●	entered into an “at will” employment agreement with Seller, pursuant to which Seller will continue to serve as SST’s Chief Executive Officer at an annual salary of $100,000; and
●

as an incentive to retain SST’s other employees, issued to such employees, a total of 3,000,000 three-year common stock purchase warrants (the “Incentive Warrants”) (post-split), each entitling the holder to purchase one share of SST common stock at an exercise price of $0.10 per share.

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

On June 27, 2023, the Company approved the transfer of 100% of the operating assets, customer lists and data, and software systems and support contracts from SST to DTS. This transfer occurred on Oct 1, 2023 but was reversed subsequent to year-end

See note 9.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Reverse Stock Split

On February 22, 2024, the Company effectuated a 1:100 reverse stock split.  All common share and per share information has been retroactively updated to account for the reverse stock split; however, all series of preferred shares has their conversion ratios into common stock proportionately adjusted.

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

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At December 31, 2023 and 2022 the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Assets and liabilities measured at fair value are as follows as of December 31, 2023:

	Total	Level 1	Level 2	Level 3
Assets
Investments	$694,400	$-	$694,400	$-
Total assets measured at fair value	$694,400	$-	$694,400	$-

Liabilities
Derivative liability	$356,832	$-	$-	$356,832
Total liabilities measured at fair value	$356,832	$-	$-	$356,832

Assets and liabilities measured at fair value are as follows as of December 31, 2022:

	Total	Level 1	Level 2	Level 3
Assets
Investments	$140,006	$75,006	-	$65,000
Total assets measured at fair value	$140,006	$75,006	-	$65,000

Liabilities
Derivative liability	$981,766	-	-	$981,766
Total liabilities measured at fair value	$981,766	-	-	$981,766

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

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2023 and 2022, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2023 and 2022, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts at December 31, 2023 and 2022, were $15,587 and $0, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

The Company had the following concentrations at December 31, 2023 and 2022. All concentrations relate solely to the operations of SST.

	Year Ended	Year Ended
Customer	December 31, 2023	December 31, 2022
A	39%	22%
B	17%	16%
C	13%	0%
Total	69%	38%

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

At December 31, 2023 and 2022 inventory consisted of:

Classification	December 31, 2023	December 31, 2022
Smart Boards	$69,880	$382,355
Clean Air Technology	102	102
Total Inventory	$69,982	$382,457

The Company had the following vendor purchase concentrations at December 31, 2023 and 2022, respectively. All concentrations relate solely to the operations of SST.

	Year Ended December 31,
Vendor	2023	2022
A	65%	89%
Total	65%	89%

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

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  See Note 10.

Goodwill and Other Acquired Intangible Assets

The Company initially records goodwill and other intangible assets at their estimated fair values and reviews these assets periodically for impairment. Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination and is tested annually for impairment, historically during our fourth quarter.  See Note 10.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2023 and 2022, which consist of convertible notes payable and certain warrants (excluding those for compensation) and has determined that such instruments qualify for treatment as derivative liabilities as they meet the criteria for liability classification under ASC 815.

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

Determine the transaction price.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2023 and 2022, contained a significant financing component.

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

At December 31, 2023 and 2022, the Company had deferred revenue of $59,896 and $578,354, respectively.

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023		2022
Revenue	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$7,014,591	93%	$2,114,298	85%
Installation and repair services	471,942	6%	384,268	15%
Clean air technology products	29,008	1%	-	1%
Total Revenues	$7,515,541	100%	$2,498,566	100%

The Company had the following sales concentrations at December 31, 2023 and 2022, respectively. All concentrations relate solely to the operations of SST.

	Years Ended December 31,
Customer	2023	2022
A	10%	30%
B	-%	17%
C	-%	13%
Total	10%	60%

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2023 and 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2023 and 2022.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $10,148 and $34,937  in marketing and advertising costs during the years ended December 31, 2023 and 2022.

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

The following potentially dilutive equity securities outstanding as of December 31, 2023 were as follows:

December 31, 2023
Series A, preferred stock (1)	12,464,750
Series B, preferred stock (2)	62,428,000
Series C, preferred stock (3)	10,000
Convertible notes and related accrued interest (4)	46,428,167
Warrants (5)	19,767,995
Total	141,098,912

1 –	Each share converts into 50 shares of common stock.

2 –	Each share converts into 1,000 shares of common stock.

3 –	Each share converts into 1 share of common stock.

4 -

Certain notes have exercise prices that have a discount to market and cause variability into the potential amount of common stock equivalents outstanding at each reporting period. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

5 -	Represents those that are vested and exercisable.

Based on the potential common stock equivalents noted above at December 31, 2023, and the potential variability in stock prices, which directly affect the Company’s ability to determine if it has sufficient shares to settle all possible debt or equity conversions, the Company has determined that it does have sufficient authorized shares of common stock (unlimited) to settle any and all potential exercises of common stock equivalents.

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

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2023, the Company had:

●	Net loss of $1,583,738; and
●	Net cash used in operations was $176,588

Additionally, at December 31, 2023, the Company had:

●	Accumulated deficit of $25,799,891
●	Stockholders’ deficit of $3,120,474; and
●	Working capital deficit of $3,701,663

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $4,430, as well as a bank overdraft of $204, at December 31, 2023. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

Effective September 1, 2022, the Company increased our available loan to Himalaya of $50,000 to $100,000.00 to fund its operations. On or around that date we waived all defaults on the loan and extended the maturity of the loan to December 31, 2023. Subsequent to year-end, the entire loan balance was repaid through cash payments and equity issuances by Himalaya to the Company.

The following is a summary of the Company’s advances – related party is as follows:

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021
Maturity date	Due on Demand
Interest rate	20%
Collateral	Unsecured

Balance - December 31, 2021	$53,732
Advances	25,149
Repayments	(33,620
Balance - December 31, 2022	45,261

Advances	40,694
Repayments	(20,131)
Exercise of warrant for Preferred A Shares	(10,000)
Acquisition of KANAB CORP.	(17,017)
Balance – December 31, 2023	$38,807

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,	Estimated Useful
	2023	2022	Lives (Years)

Leasehold Improvements	$-	$178,278	40
Vehicles	53,777	53,777	5 – 10
Furniture	-	19,595	10
Equipment	9,408	9,408	5
Computer	-	-	5
	63,185	261,058
Accumulated depreciation	59,953	180,214
Total property and equipment - net	$3,232	$80,844

Depreciation expense for the years ended December 31, 2023 and 2022, was $ 6,243 and $6,117, respectively.

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

The following is a summary of the Company’s investments at December 31, 2023 and 2022:

	December 31, 2023
	Securities Held	Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options, and warrants	Various	Various	Various	$-	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock	2021	250,000	$1.60	400,000	2,3
	Series A, preferred stock	2023	3,680,000	0.08	294,400	3,4,5
GenBio Inc.	Private company	2021 and 2022	50,000	$1.00	-	6
					$694,400

1 -	all investments were held at our third-party independent broker. Account closed in 2023.
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

3 -	In April 2023, the company exercised HMLA warrants for 2,000,000 shares of Series A stock in HMLA
4 -	In June 2023, the company sold its shares in PTOP to HMLA in exchange for 1,680,000 series A preferred stock in HMLA
5 -	In May 2023, the company sold Kanab Club back to HMLA in exchange for 100,000 series B preferred shares in HMLA
6 -	based on cost method. At December 31, 2023, the Company wrote off its’ investment in GenBio.

December 31, 2022
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Securities	Stock, options, and warrants	Various	Various	Various	$6	1
Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock and warrants	2021	150,000	$0.08	12,000	2
Peer to Peer Network (PTOP)	Common stock	2019	210,000,000	$0.0007	63,000	3
GenBio, Inc.	Private company	2021	25,000	$1.00	65,000	4
					$140,006

1 -	all investments are held at our third-party independent broker.
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

During 2022, the Company purchased 40,000 shares of GenBio, Inc. for $40,000 ($1/share)

Note 7 – DEBT

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at December 31, 2023 and 2022, respectively:

Convertible Notes Payable

The Company executed several convertible notes with various lenders as follows

Convertible Notes Payable
	GS Capital	PowerUp Lending	Sixth Street Lending

Issuance Dates of Convertible Notes	June 2021 - April 2022	September 2021	October 2021 - January 2022
Maturity Dates of Convertible Notes	April 2022 - April 2023	September 2022	October 2022 - January 2023
Interest Rate	10%	12%	12%
Default Interest Rate	24%	22%	22%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	$0.001 or 60% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period	61% of the average of the two (2) lowest prices in the prior 20-day period

	GS Capital	PowerUp Lending	Sixth Street Lending	Total

Balance - December 31, 2021	$380,000	$43,750	$78,750	$502,500

Proceeds from issuance of notes	335,000	-	43,750	378,750
Conversion of accrued interest to note	16,206			16,206
Repayment of notes	-	-	(122,500)	(122,500)
Conversion of debt to common stock	(55,000)	(43,750)	-	(98,750)
	676,206	-	-	676,206
Less: unamortized debt discount				(31,200)
Balance - December 31, 2022				645,006

Proceeds from issuance of notes	-	-	-	-
Conversion of debt to preferred stock	(335,000)	-	-	(335,000)
Conversion of debt to common stock	(126,456)	-	-	(126,456)
Repayment of notes	-	-	-	-
	214,750	-	-	214,750
Less: unamortized debt discount	-	-	-	-
Balance - December 31, 2023	$214,750	$-	$-	$214,750
F-23

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

During the year ended December, 2023, third-party lender GS Capital converted $354,228 of principal, interest and penalties into 1,382,539,332 shares of common stock. This resulted in a loss on debt extinguishment of $409,805.

During the year ended December 31, 2022, third-party lenders converted $104,368 of principal, interest and penalties into 301,448,152 shares of common stock. This resulted in a loss on debt extinguishment of $255,850.

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

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $321,705.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

Loans payable - related parties is as follows:

		1	2	3
		Loan Payable	Loan Payable	Loan Payable
		Related Party	Related Party	Related Party	Total

Issuance Date of Loan		Various	Various	Various
Maturity Date of Convertible Note		Due on Demand	Due on Demand	Due on Demand
Interest Rate		0.00%	0.00%	0.00%
Default Interest Rate		0.00%	0.00%	0.00%
Collateral		Unsecured	Unsecured	Unsecured
Conversion Rate		None	None	None

Balance - December 31, 2021		-	5,168	17,546	22,714

Debt acquired in SST acquisition		321,705	-	-	321,705
Advance		326,911	-	14,741	341,652
Repayments		(364,136)	-	(12,407)	(376,543)
Balance – December 31, 2022		$284,480	$5,168	$19,880	$309,528
	,
Advance		58,588	-	3,440	62,028
Repayments		(226,625)	-	(12,900)	(239,525)
Conversions		-	-	(10,000)	(10,000)
Balance – December 31, 2023		$116,443	$5,168	$420	$122,031

1-	reflects activity related to the Company’s current Chief Executive Officer of SST.

2-	reflects activity related to the Company’s former Chief Executive Officer of EIC.

3-	reflects activity related to the Company’s current Chief Executive Officer of FOMO.
F-26

Loan Payable – Other

The Company has various merchant cash advances (“MCAs”). The following summarizes the borrowings:

	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Loan 6
Issuance Date	April 1, 2022	January 17, 2023	March 22, 2023	May 23, 2023	May 5, 2023	August 1, 2023
Maturity Date	April 1, 2023	January 1, 2024	March 22, 2024	May 23, 2024	May 5, 2024	May 5, 2024
Interest Rate	16%	18%	33%	33%	29%	36%
Default Interest Rate	0%	0%	0%	0%	0%	0%
Collateral	Unsecured	Unsecured	Unsecured	Assets of SST	FOMO, Himalya and CEO	Unsecured
Conversion	None	None	None	None	None	None

Balance, December 31, 2022	$ 243,692	$ -	$ -	$ -	$ -	$ -	$ 243,692
Borrowings	48,038	140,000	228,800	149,990	179,191	435,594	1,181,613
Repayments	(121,787)	(63,864)	(54,480)	(20,991)	(36,452)	(407,335)	(704,909)
Balance, December 31, 2023	$ 169,943	$ 76,136	$ 174,320	$ 128,999	$ 142,739	$ 28,259	$ 720,396

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

At December 31, 2023 and 2022, the Company was in default on the financial covenants noted above, however, the lender has since year-end exercised its rights of default. The Company and the lender continue to operate under the terms of the agreement subject to Court supervision and receivership implemented April 1, 2024.

The Company and its subsidiaries are guarantors of this Agreement.

Accounts receivable credit facility is as follows:

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2021	$-
Proceed from drawdowns	7,269,906
Repayments	(5,993,439)
Balance – December 31, 2022	1,276,467
Proceed from drawdowns	2,235,533
Repayments	(2,465,162)
Balance – December 31, 2023	$1,046,838

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

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Exercise price	$0.01	$0.01 - $1.0
Expected volatility	377%	196% - 377%
Risk-free interest rate	4.64% - 5.65%	0.73% - 2.99%
Expected term (in years)	1 - 3.00	3.00 - 5.00
Expected dividend rate	0%	0%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at December 31, 2023 and 2022:

	Convertible Debt	Warrants	Total
Derivative liabilities - December 31, 2021	$330,294	$775,243	$1,105,537
Fair value - commitment date	300,137	61,600	361,737
Fair value - mark to market adjustment	404,695	(238,813)	165,882
Gain on debt extinguishment (derivative liabilities - convertible debt)	(226,391)	-	(226,391)
Reclassification to APIC for financial instruments that ceased to be derivative liabilities	-	(425,000)	(425,000)
Derivative liabilities - December 31, 2022	808,736	173,030	981,766
Fair value - commitment date	-	-	-
Fair value - mark to market adjustment	203,643	(126,396)	77,247
Gain on debt extinguishment (derivative liabilities - convertible debt)	(660,849)	-	(660,849)
Derivative liabilities - December 31, 2023	$351,530	$46,634	$398,164

Changes in fair value of derivative liabilities (mark to market adjustment) are included in other income (expense) in the accompanying Consolidated Statements of Operations.

Note 9 – ACQUISITIONS

Acquisition for the Year Ended December 31, 2022

On February 28, 2022, the Company issued 10,000 shares (post-split) of Class B, convertible preferred stock (convertible into 10,000,000 post-split shares of common stock) having a fair value of $700,000 ($0.0007/share), based upon the quoted closing trading price on the acquisition date, in exchange for 100% of the issued and outstanding member ownership interests held by SST, in a transaction treated as a business combination. With the acquisition, the Company entered the audio-visual systems integration business that designs and builds presentation, teleconferencing and collaborative systems for businesses, education and nonprofits.

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

Note 10 – IMPAIRMENT OF GOODILL AND INTANGIBLE ASSETS

In the 4th Quarter of 2023, the Company assessed its’ Goodwill and Intangible assets for impairment.  The intangible assets are the Tradename and Supplier relationship related to it’s acquisition of SST, with the Goodwill derived from the SST acquisition.  The Company determined the Goodwill and Intangible assets are fully impaired at December 31, 2023.  The factors include the following:

●

During 2023, our primary vendor SMART Technologies notified us that they reduced our credit line for equipment orders to $350,000 from $1 million as part of their channel management program and migration towards a distribution model for the market.

●

Subsequently, the Company created a new wholly owned subsidiary “Diamond Technology Solutions LLC” (“DTS”).  The Company transferred all of the assets of SST to DTS. All customer orders requiring equipment not supplied by SST’s primary vendor, SMART Technologies, will be fulfilled by DTS going forward. DTS has signed dealer agreements with Clear Touch, Galaxy Next Generation, ActiveFloor, and other providers.

●	During 2023, revenues declined 67% from $7,515,541 to $2,498,566.

As a result of the above, the following impairment loss was recorded:

Goodwill	$ 350,110
Trade Name	353,936
Supplier Relationship	95,290
$ 799,336

Note 11 – COMMITMENTS AND CONTINGENCIES

Right-of-Use Operating Lease

On February 28, 2022, in connection with the acquisition of SST, the Company assumed a Right-of-Use (“ROU”) operating lease for its office space. The lease is for an initial term of five (5) years at $7,000 per month. There are no stated renewal terms. There were no other ROU leases in effect prior to the acquisition of SST. The lease went into default in 2023 but the landlord has been amicable to our payments of reduced rent and is not enforcing his rights of termination.

At December 31, 2023, the Company has no financing leases as defined in ASC 842, “Leases.”

During the year ended December 31, 2023, we terminated the lease in writing and gave notice to vacate.  As such, the right of use asset and lease liability were derecognized.

Litigation

On July 10, 2023, FOMO, its subsidiary SMARTSolution Technologies, Inc. and its predecessor SMARTSolution Technologies LP (together “SST”), our CEO Vikram Grover, and our former SVP Finance Mary Kirk were served with a business lawsuit by a former salaried employee seeking $600,000+ (later modified to $480,000) in commissions plus liquidated damages of 25%, legal fees, penalties and interest. We spent over one year enhancing the Company’s financial systems and data in order to track job costs which are paramount to calculating commissions as per this individual’s contract. Upon completion of the SST audit and our own consolidated audit filed earlier this year, we calculated a commission amount due to this former employee that is significantly less than the alleged unspecified number, which we believe has no basis under the terms of the former employee’s contract with SST. We are retaining counsel and intend to defend the matter vigorously.

On January 4, 2024, Thermo Communications Funding, LLC (“Thermo”) defaulted us and our subsidiary SMARTSolution Technologies, Inc. (“SST”), terminated its senior secured asset backed lending agreement executed with us on February 28, 2022, and demanded repayment of $1,044,164.93 plus future interest. In its termination letter, Thermo claimed conversion of accounts receivable by SST that instead should have been remitted to its lockbox bank account directly by customers or forwarded by us to their offices. Since our last draw from the Thermo credit line on March 10, 2023, we have worked to protect our shareholders and creditors by obtaining lifeline funding and collecting past due accounts receivables to fund operations.  Thermo has indicated to us that they intend to foreclose on the SST business and plan to negotiate a supply agreement with our primary vendor to continue providing equipment to SST’s customers. On April 1,  2024, Thermo obtained a court order appointing a receiver of the Company, all subsidiary companies, as well as our Chief Executive Officer Vikram Grover. The receivership is being negotiated and under Court review at this time to allow our public company and DTS subsidiary to exit, though there can be no assurances.

Note 12– STOCKHOLDERS’ DEFICIT

At December 31, 2023 and 2022, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	78,000,000 shares authorized
-	24,929,492 and 5,750,000 shares designated, issued and outstanding at December 31, 2023 and 2022, respectively
-	Stated value – none
-	,,Voting – on an as-converted basis – 50 votes for each share held (1,246,474,600 and 287,500,000 votes, at December 31, 2023 and 2022, respectively),,
-	Dividends – $0.0035 per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	6,242,816 and 5,289,982 shares designated, issued and outstanding at December 31, 2023 and 2022, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (6,242,816,000 and 5,289,982,000 equivalent shares of common stock, at December 31, 2023 and 2022, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (6,242,816,000 and 5,289,982,000 votes, at December 31, 2023 and 2022, respectively)
-	Dividends – 1% per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none
F-33

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at December 31, 2023 and 2022, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at December 31, 2023 and 2022, respectively)
-	Voting – on an as-converted basis – 100,000 votes for each share held (100,000,000,000 and 100,000,000,000 votes, at December 31, 2023 and 2022, respectively)
-	Dividends – 1% per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Common Stock

-	Unlimited shares authorized
-	No par value
-	Voting at 1 vote per share

Equity Transactions for the Year Ended December 31, 2023

Stock Issued for Services

During the year ended December 31, 2023, the Company issued 385,000 Series B Preferred shares for services, valued at $128,500.

During the year ended December 31, 2023, the Company issued 2,000,000 (post-split) warrants  to its CEO, Vikram Grover, for services, valued at $32,309.

Stock Issued from Conversion of Accrued Compensation

During the year ended December 31, 2023, the Company issued 3,470,833 (post-split) common shares for $51,500 of accrued compensation owed to its CEO Vikram Grover and 500,000 (post-split) common shares, valued at $50,000, for $10,000 of monies loaned to the Company by its CEO Vikram Grover.

During the year ended December 31, 2023, the Company issued 3,533,333 Series A Preferred shares for $11,000 of accrued compensation owed to its CEO Vikram Grover, valued at $68,167.

During the year ended December 31, 2023, the Company issued 567,834 Series B Preferred shares for $39,450 of accrued compensation owed to its CEO Vikram Grover, valued at $178,300.

Stock Issued from Conversion of Convertible Debt and Loss on Debt Extinguishment

During the year ended December 31, 2023, the Company issued 13,825,393 (post-split) shares of common stock in connection with the conversion of convertible debt (which had embedded derivative liabilities) and accrued interest totaling $141,086, having a fair value of $354,228, based upon the quoted closing trading price on the date of conversion/extinguishment.

During the year ended December 31, 2023, the Company issued 15,646,159 shares of Series A Preferred stock in connection with the conversion of convertible debt (which had embedded derivative liabilities) and accrued interest totaling $335,000, having a fair value of $234,692, based upon the quoted closing trading price on the date of conversion/extinguishment.

Equity Transactions for the Year Ended December 31, 2022

Stock Issued for Cashless Exercise of Warrants

The Company issued 6,458,333 (post-split) shares of common stock in exchange for the cashless exercise of 750,000,000 warrants. The net effect on stockholders’ equity was $0.

Stock Issued for Services – Class B, Preferred Stock

The Company issued 650,000 shares of Class B, preferred stock for services rendered, having a fair value of $535,000 ($0. 8 - $0. 9/share), based upon the quoted closing trading price of the Company’s common stock, on an as-converted basis of 1,000 shares of common stock for each share of Class B, preferred stock.

Acquisition of SST

On February 28, 2022, the Company issued 1,000,000 shares of Series B preferred stock (1,000,000,000 as converted common stock) having a fair value of $700,000 ($0. 7/share), based upon the quoted closing trading price on the acquisition date, in exchange for 100% of the issued and outstanding member ownership interests held by SST, in a transaction treated as a business combination.

On or around December 19, 2022, FOMO Worldwide entered into a Employment Status and Compensation Change Agreement. As part of this agreement, the 10,000 (post-split) shares of Series B preferred stock were returned to the Company.

Stock Issued from Conversion of Convertible Debt and Loss on Debt Extinguishment

The Company issued 3,014,482 (post-split) shares of common stock in connection with the conversion of convertible debt (which had embedded derivative liabilities) and accrued interest totaling $104,368, having a fair value of $310,059 ($0.0007 - $0.0015/share), based upon the quoted closing trading price on the date of conversion/extinguishment. As a result of the debt conversion, the Company recognized a loss on debt extinguishment of $205,691.

Conversion of Class B Preferred Stock to Common Stock

The Company issued 3,600,000 (post-split) shares of common stock in connection with the conversion of 360,000 shares of Class B preferred stock. The transaction had a net effect of $0 on stockholders’ deficit.[VG1] [JG2]

Return and Cancellation of Class B Preferred Stock to Common Stock

The Company received and cancelled 250,000 shares of Class B preferred stock. The transaction had a net effect of $0 on stockholders’ deficit.

Note 13 – WARRANTS

Warrant activity (split-adjusted) for the years ended December 31, 2023 and 2022 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Warrants	Number of Warrants	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding and exercisable - December 31, 2021	20,021,131	$0.155	2.38	$450,000
Granted	6,600,000	$0.110	-	-
Exercised	(7,500,000)	$0.001	-	-
Cancelled/Forfeited	(6,185,714)	$0.034	-	-
Outstanding – December 31, 2022	12,935,417	$0.126	1.86	$-
Exercisable – December 31, 2022	11,435,417	$0.135	1.71	$-
Granted	7,050,000	$0.050	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(817,422)	$0.080	-	-
Outstanding – December 31, 2023	19,167,995	$0.059	1.85	$-
Exercisable – December 31, 2023	17,217,995	$0.060	1.81	$-

Warrant Transactions for the Year Ended December 31, 2023

Employee Compensation

During the year ended December 31, 2023, the Company issued 7,050,000 post-split incentive stock options to employees with a strike price of 0.05 and a three-year expiration. The options do not vest unless each employee is employed by SST on or after March 1, 2024. No expense was recognized on these options in the year ended December 31, 2023 as they did not vest.

During the year ended December 31, 2023, 817,422 post-split warrants were forfeited.

Warrant Transactions for the Year Ended December 31, 2022

Convertible Debt Issuances

In connection with convertible debt issued to various lenders, the Company granted 1,650,000 post-split, three-year (3) warrants. These warrants have an post-split exercise price of $0.01 - $0.12. See Note 7 for derivative liabilities and related mark to market accounting.

Employee Compensation

Concurrent with the acquisition of SST, the Company granted 3,000,000 post-split, three-year (3) warrants to employees of SST for services rendered.

The fair value of these services rendered was $209,713, based upon the following weighted average assumptions:

Exercise price	$0.001
Expected volatility	375%
Risk-free interest rate	1.62%
Expected term (in years)	3.00
Expected dividend rate	0%

Employee Compensation

The Company granted 1,950,000 post-split, three-year (3) warrants to a board director and employee for services rendered.

The fair value of these services rendered was $91,127, of which $59,648 was unvested at December 31, 2022, based upon the following weighted average assumptions:

Exercise price	$0.001
Expected volatility	374%
Risk-free interest rate	1.76%
Expected term (in years)	3.00
Expected dividend rate	0%

Cashless Exercise of Warrants

The Company issued 6,458,333 shares of common stock in connection with cashless exercises of 7,500,000 warrants. The net effect on stockholders’ equity was $0.

Note 14 – INCOME TAXES

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

Based on available information, management believes it is more likely than not that any potential net deferred tax assets as of December 31, 2023 and 2022 may not be fully realizable.

Due to recurring losses, the Company’s tax provisions for the years ended December 31, 2023 and 2022 were $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2023	2022
Statutory federal rate	-21.0%	-21.0%
State income tax rate, net of federal benefit	-3.6%	-3.6%
Permanent differences, including stock-based compensation and impairment of acquired assets	8.6%	8.6%
Change in valuation allowance	16.0%	16.0%
Effective tax rate	0.0%	0.0%

At December 31, 2023 and 2022 the Company’s deferred tax assets were as follows:

	December 31, 2023	December 31, 2022
Tax benefit of net operating loss carry forward	$4,577,403	$4,248,077
less valuation allowance	(4,577,403)	(4,248,077)
Net deferred tax assets	$-	$-

As of December 31, 2023 the Company had unused net operating loss carry forwards of approximately $18.7 million available to reduce future federal taxable income. Net operating loss carryforwards expire through fiscal years beginning in 2023 and extending to indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally a greater than 50% change in ownership).

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

The Company’s valuation allowance at December 31, 2023 and 2022 was $4,598,118 and $4,248,077, respectively. The change in the valuation allowance during the year ended December 31, 2022 was an increase of approximately $350,000.

NOL carry over loss
Expiration
NOL	2014	$494,301	2024
	2015	680,549	2025
	2016	651,537	2026
	2017	1,239,493	2027
	2018	1,843,498	Indefinite
	2019	48,201	Indefinite
	2020	140,808	Indefinite
	2021	9,262,185	Indefinite
	2022	2,823,829	Indefinite
	2023	1,422,929	Indefinite
		$18,607,330

Note 14 – SUBSEQUENT EVENTS

On January 4, 2024, our senior lender Thermo Communications Funding LLC defaulted its loan to us in the amount of $1,044,163.93 excluding fees and future interest. On February 26, 2024, Thermo enforced a confession of judgment against us in the amount of $1,074,276.15 which included additional interestr. On April 1, 2024, the Court of Common Pleas of Allegheny County placed our corporation and our subsidiaries under Receivership, which we are currently negotiating to exit at the public company levelk and the Diamond Technology Solutions, LLC subsidiary level in order to recapitalize our business and pursue strategic mergers and acquisitions.

On February 13, 2024, a third-party lender converted $17,250.00 principal and $3,142.81 interest of a junior note into 3,398,802 common shares (post-split)..

On March 28, 2024, a third-party lender converted $5,900.00 principal and $1,146.05 interest of a junior note into 5,337,916 common shares.

On May 20, 2024, a third-party lender converted $2,950.00 principal and $578.68 interest of a junior note into 5,348,484 common shares.

Since November 15, 2023 and subsequent to year-end 2023, our CEO Vikram Grover converted $357,500.00 accrued compensation into 13,169,819 Series B Preferred shares and 1,041,667 common shares but we have not issued any of the owed shares to him since his conversions.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were material weaknesses in our internal controls over Financial reporting as of December 31, 2023 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements, and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2023. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective.

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

Name	Age	Position(s)
Vikram Grover	55	Chairman, CEO, President, CFO, Secretary

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

The following table summarizes all compensation recorded by us in 2023 and 2022 for our Chief Executive Officer, who is are only executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Vikram Grover, CEO	2023	150,000	0	0	0	0	0	0	150,000
	2022	150,000	0	0	0	0	0	0	150,000

Employment Agreement

The Company had an employment agreement with its Chief Executive Officer, Vikram Grover, compensating him $12,500 per month, including $5,000 in cash compensation if the Company is not current and $7,500 in cash compensation if current with its Exchange Act, with the balance due in restricted Series B Preferred shares. During the year ended December 31, 2023, the Company paid $42,104 and accrued $107,896 in compensation. During the year ended December 31, 2022, the Company paid $52,499 and accrued $97,401 in compensation.  Subsequent to year-end 2023, Mr. Grover’s employment agreement was amended to compensation of $15,000 per month, payable half in cash and half in equity determined by our liquidity.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)
Common Stock	Vikram Grover	21,498,000	12.0%
Common Stock	All Directors and Officers as a Group (1 person)	21,498,000	12.0%

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

Item 14. Principal Accountant Fees and Services.

Urish Popeck LLC, was our independent registered public accounting firm for the year ended December 31, 2022 and through their resignation on June 21, 2024. Assurance Dimensions was our independent registered public accounting firm for the year ended December 31, 2021.

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

Consolidated Balance Sheets as of December 31, 2023 and 2022 (Unaudited)

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 (Unaudited)

Consolidated Statements of Stockholders’ Deficiency for the years ended December 31, 2023 and 2022 (Unaudited)

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 (Unaudited)

Notes to Consolidated Financial Statements December 31, 2023 and 2022 (Unaudited)

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Exhibit No.	Description

2.1*	Plan and Agreement of Reorganization dated as of January 30, 2014, among the Company, 2050 Motors and the 2050 Motors Shareholders.

3.1**	Articles of Incorporation

3.2**	Articles of Amendment

3.3**	Amended and Restated By-laws December 16, 2019

10.1**	Convertible Note Between the Company and Auctus Fund LLC dated January 6, 2017

10.2**	Convertible Note Between the Company and JSJ Investments dated April 25, 2017

10.3**	Convertible Note and Warrant Agreement Between the Company and Crown Bridge Partners LLC September 15, 2017

10.4**	Convertible Note Between the Company and LG Capital Funding, LLC dated November 14, 2017

10.5**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated January 24, 2018

10.6**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated February 22, 2018

10.7**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated April 11, 2018

10.8**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated April 27, 2018.

10.9**	Convertible Note Between the Company and Jabro Funding Corp. dated July 23, 2018

10.10**	Convertible Note Between the Company and Jabro Funding Corp. dated October 1, 2018

10.11**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated November 1, 2018

10.12**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated March 8, 2019

10.13**	Convertible Note Between the Company and Tri-Bridge Ventures LLC dated March 15, 2019

10.14**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated July 9, 2019

10.15**	Convertible Note Between the Company and GS Capital Partners LLC dated September 6, 2019

10.16**	Convertible Note Between the Company and GS Capital Partners LLC dated November 12, 2019

10.17**	Convertible Note Between the Company and Power Up Lending Group Ltd. dated November 14, 2019

10.18**	Convertible Note Between the Company and Auctus Fund LLC dated October 28, 2020

10.19**	Definitive Acquisition Agreement Between the Company and Purge Virus, LLC September 29, 2020

10.20**	FOMO WORLDWIDE, INC. – Purge Virus, LLC Reps and Warranties October 18, 2020

10.21**	Convertible Debenture Loan Agreement with GS Capital – January 20, 2021

10.22**	Convertible Loan Agreement Power Up Lending – April 8, 2021

10.23**	Convertible Loan Agreement Power Up Lending – May 10, 2021

10.24**	Convertible Loan Agreement GS Capital – June 25, 2021

10.25**	Convertible Loan Agreement Power Up Lending – September 22, 2021

10.26***	Convertible Loan Agreement 1800 Diagonal Lending LLC – March 4, 2024

31.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on February 5, 2014.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of July, 2024.

FOMO WORLDWIDE, INC.

By:	/s/ Vikram Grover
Vikram Grover, Chief Executive Officer and sole Director (Principal Executive, Financial and Accounting Officer)