Form 10-Q
period 2024-03-31
FOMO WORLDWIDE, INC.
filed 2024-07-17
CIK 867028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 112,745,800 shares of common stock, no par value, of the Registrant issued and outstanding as of July 17, 2024 with a market value of $450,983.

 EXPLANATORY NOTE

This Form 10-Q is not reviewed and being filed without being reviewed by the Company’s Independent Registered Public Accounting Firm. We have engaged a PCAOB audit firm Boladale Lawal & Co.,  of Lagos, Nigeria and intend to file reviewed results under Form 10-Q/A in the near future.

FOMO WORLDWIDE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FOMO WORLDWIDE, INC.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
Assets

Current Assets
Cash	$10,008	$4,430
Accounts receivable - net	259,586	359,008
Loan receivable - related party	-	38,807
Inventory - net	84,269	69,982
Prepaids and other	8,267	8,267
Total Current Assets	362,130	480,494

Property and equipment - net	3,012	3,232
Investments	498,709	694,400

Total Assets	$863,851	$1,178,126

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Bank overdraft	$204	$204
Accounts payable and accrued expenses	1,397,615	1,441,803
Accounts receivable credit facility	1,094,281	1,046,828
Deferred revenue	48,790	59,896
Warranty reserve	5,010	5,010
Loans payable - related parties	5,903	5,588
Convertible notes payable - net	238,822	214,750
Loans payable- other	688,522	720,396
Preferred dividend payable	327,379	289,518
Derivative liabilities	412,032	398,164
Total Current Liabilities	4,218,558	4,182,157

Long Term Liabilities
Loans payable - related parties	141,230	116,443
Total Long-Term Liabilities	141,230	116,443

Total Liabilities	4,359,788	4,298,600

Commitments and Contingencies (Note 10)

Stockholders’ Equity (Deficit)
Preferred stock, Class A, $0.0001 par value, 78,000,000 shares designated,
24,729,492 and 5,750,000 shares issued and outstanding, respectively	2,493	2493
Preferred stock, Class B, $0.0001 par value, 20,000,000 shares designated,
6,083,316 and 5,289,982 shares issued and outstanding, respectively	561	624
Preferred stock, Class C, $0.0001 par value, 2,000,000 shares designated,
1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common stock, no par value, unlimited shares authorized
99,088,761 and 86,201,881 shares issued and outstanding, respectively	9,567,133	9,533,145
Additional paid-in capital	13,149,918	13,143,055
Accumulated deficit	(26,216,142)	(25,799,891)
Total Stockholders’ Equity (Deficit)	(3,495,937)	(3,120,474)

Total Liabilities and Stockholders’ Equity (Deficit)	$863,851	$1,178,126

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Sales - net	$156,006	$552,328

Cost of sales	83,789	397,571

Gross profit	72,217	154,757

General and administrative expenses	129,422	550,866
Total operating expenses	129,422	550,866

Loss from operations	(57,205)	(396,109)

Other income (expense)
Interest expense	(58,881)	(233,213)
Amortization of debt discount	(1,322)	(31,200)
Change in fair value of derivative liabilities	(13,868)	(3,455,406)
Gain on debt extinguishment	3,200	-
Loss on debt extinguishment	(13,595)	-
Unrealized gain (loss) on investment	(236,719)	326,826
Other expenses	-	-
Total other expense - net	(321,185)	(3,392,993)

Net income (loss)	$(378,390)	$(3,789,102)

Preferred stock dividends	(37,861)	(21,131)

Net loss available to common shareholders	(416,251)	(3,810,233)

Loss per share - basic and diluted	$(0.00)	$(0.05)

Weighted average number of shares - basic and diluted	105,755,939	83,088,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2024

(Unaudited)

	Preferred Stock - Class A		Preferred Stock - Class B		Preferred Stock - Class C		Common Stock				Total
									Additional		Stockholders’
									Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2023	24,929,492	$2,493	6,242,816	$624	1,000,000	$100	104,000,514	$9,533,145	$13,143,055	$(25,799,891)	$(3,120,474)

Issuance of Series B preferred stock in conversion of accounts payable	-	-	100,000	10	-	-	-	-	6,790	-	6,800

Issuance of stock in conversion of debt and accrued interest	-	-	-	-	-	-	3,398,802	33,988	-	-	33,988

Return and cancellation of Series B preferred stock	-	-	(725,000)	(73)	-	-	-	-	73	-	-

Preferred dividends	-	-	-	-	-	-	-	-	-	(37,861)	(37,861)

Net loss	-	-	-	-	-	-	-	-	-	(378,390)	(378,390)

March 31, 2024	24,929,492	$2,493	5,617,816	$561	1,000,000	$100	107,399,316	$9,567,133	$13,149,918	$(26,216,142)	$(3,495,937)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(378,390)	$(3,789,102)
Adjustments to reconcile net loss to net cash used in operations
Warrants issued for services	-	1,000
Warrants issued for service - related party	-	32,309
Amortization of debt discount	1,322	31,200
Amortization of operating lease - right-of-use asset	-	17,261
Depreciation and amortization expense	220	7,873
Change in fair value of derivative liabilities	13,868	3,455,406
Gain on debt extinguishment	(3,200)	-
Loss on debt extinguishment	13,595	-
Change in fair value of marketable equity securities	236,719	(326,826)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	99,422	767,837
Prepaids and other	-	1,191
Inventory	(14,287)	120,016
Increase (decrease) in
Accounts payable and accrued expenses	(31,045)	(393,331)
Deferred revenue	(11,106)	(303,107)
Warranty Reserve	-	5,510
Operating lease liability	-	(15,417)
Net cash used in operating activities	(72,882)	(388,180)

Investing activities
Repayment - loan receivable - related party	(2,221)	(14,689)
Net cash provided by investing activities	(2,221)	(14,689)

Financing investing
Proceeds from loans payable	-	368,800
Proceeds from loans payable - related party	58,616	3,090
Proceeds from issuance of convertible notes	40,000	-
Proceeds from loans payable	6,620	-
Repayment of loans payable	(38,494)	(106,721)
Repayments of loans payable - related parties	(33,514)	(3,900)
Proceeds from draw downs on accounts receivable credit facility	238,123	1,112,819
Repayment on accounts receivable credit facility	(190,670)	(949,024)
Net cash provided by financing activities	80,681	425,064

Net increase (decrease) in cash	5,578	22,195

Cash - beginning of period	4,430	96,954

Cash - end of period	$10,008	$119,149

Supplemental disclosure of cash flow information
Cash paid for interest	$48,409	$198,028
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of Series B preferred stock in conversion of accounts payable	$6,800	$-
Issuance of common shares in conversion of debt and accrued interest	$33,988	$-
Preferred stock dividends	$37,861	$21,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On June 27, 2023, the Company assigned 100% of the operating assets, customer lists and data, and software systems and support contracts from SST to DTS. The transfer closed on October 1, 2023 but was reversed on June 4, 2024

On August 3, 2023, the Company approved the transfer of 100% of the assets of EIC Wyoming to its wholly owned subsidiary Diamond Solution Technologies LLC (“DTS”). These assets include EIC Wyoming’s clean technology installation group’s employee contracts, vehicles, tools, and equipment and intellectual property and websites used to perform services for EIC contracts and orders as well as for other vendors and markets in the United States.

On April 1, 2024, our holding company and all subsidiaries were placed into receivership by the Court of Common Pleas of Allegheny County, PA at the request of our senior secured lender to assess our financial condition and wherewithal to fund operations.

FOMO WORLDWIDE, INC. and its subsidiaries are organized as follows:

Company Name	Incorporation Date		State of Incorporation
FOMO WORLDWIDE, INC. (“FOMO” or the “Company”)	1990		California
SMARTSolution Technologies, L.P. (“SST”)	1995	1	Pennsylvania
Energy Intelligence Center, LLC (“EIC”)	2021	2	Wyoming
Diamond Technology Solutions, LLC	2021	3	Wyoming

1	The Company was acquired on February 28, 2022
2	The Company was acquired and created through a series of transactions in 2020 and 2021. The Company was dissolved in 2023.
3	The Company was formed in June 2023
8

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Reverse Stock Split

On February 22, 2024, the Company effectuated a 1:100 reverse stock split.  All share and per share information has been retroactively updated to account for the reverse stock split.

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

Significant estimates during the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of investments, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, uncertain tax positions, warranty reserve, and the valuation allowance on deferred tax assets.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

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

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable and accrued expenses, loans payable and notes payable are carried at historical cost. At March 31, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Assets and liabilities measured at fair value at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$-	498,709	$-	$498,709
Total Assets	$-	$498,709	$-	$498,709

Liabilities
Derivative liabilities	$-		$412,032	$412,032
Total	$-	$-	$412,032	$412,032

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$-	694,400	$-	$694,400
Total Assets	$-	$694,400	$-	$694,400

Liabilities
Derivative liabilities	$-		$398,164	$398,164
Total	$-	$-	$398,164	$398,164

Level 1 Investments consist of common stock, options, and warrants of publicly traded companies which are considered to be highly liquid and easily tradeable. The Company also holds Level 3 investments in the common stock of a private company.

Derivative liabilities are derived from certain convertible notes payable and warrants.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

Accounts Receivable

Allowance for doubtful accounts at March 31, 2024 and December 31, 2023, was $15,587 and $15,587, respectively. For the three months ended March 31, 2024 and 2023, the Company recorded bad debt expense of $0 and $670, respectively.

The Company had the following concentrations at March 31, 2024 and December 31, 2023, respectively. All concentrations relate solely to the operations of SST.

	Three Months Ended	Year Ended
Customer	March 31, 2024	December 31, 2023
A	23%	39%
B	15%	17%
C	-%	13%
Total	38%	69%

Inventory

At March 31, 2024 and December 31, 2023 inventory consisted of:

Classification	March 31, 2024	December 31, 2023
Smart Boards	$84,167	$69,880
Clean Technology	102	102
Total Inventory	$84,269	$69,982

The Company had the following vendor purchase concentrations at March 31, 2024 and 2023, respectively. All concentrations relate solely to the operations of SST.

	Three Months Ended March 31,
Customer	2023	2023
A	86%	30%
B	14%	18%
C		17%
Total	100%	65%

Revenue Recognition

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2024 and 2023:

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

	Three Months Ended March 31,
	2024		2023
Revenue	Revenue	% of Revenues	Revenue	% of Revenues
Smart boards and installation	$59,475	38%	$447,668	81%
Installation services	96,531	62%	104,660	19%
Clean air technology products	-	-%	-	-%
Total Revenues	$156,006	100%	$552,328	100%

The Company had the following sales concentrations at March 31, 2024 and 2023, respectively. All concentrations relate solely to the operations of SST.

	Three Months Ended March 31,
Customer	2024	2023
A	25%	28%
B	18%	16%
Total	43%	44%

Advertising Costs

The Company recognized $0 and $5,978 in marketing and advertising costs during the three months ended March 31, 2024 and 2023.

Basic and Diluted Earnings (Loss) per Share

The following potentially dilutive equity securities outstanding as of March 31, 2024 were as follows:

Series A, preferred stock (1)	1,236,474,600
Series B, preferred stock (2)	6,083,316,000
Series C, preferred stock (3)	1,000,000
Convertible notes and related accrued interest (4)	99,803,101
Warrants (5)	2,001,799,483
Total	9,691,893,184

1 –	Each share converts into 50 shares of common stock.

2 –	Each share converts into 1,000 shares of common stock.

3 –	Each share converts into 1 share of common stock.
12

4 -

Certain notes have exercise prices that have a discount to market and cause variability into the potential amount of common stock equivalents outstanding at each reporting period. As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

5 -	Represents those that are vested and exercisable.

Based on the potential common stock equivalents noted above at March 31, 2024, and the potential variability in stock prices, which directly affect the Company’s ability to determine if it has sufficient shares to settle all possible debt or equity conversions, the Company has determined that it has sufficient authorized shares of common stock (unlimited) to settle any potential exercises of common stock equivalents.

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

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2024, the Company had:

●	Net loss of $378,390; and
●	Net cash used in operations was $72,882

Additionally, at March 31, 2024, the Company had:

●	Accumulated deficit of $26,216,142
●	Stockholders’ deficit of $3,495,937; and
●	Working capital deficit of $3,856,428

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $10,008 at March 31, 2024. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative  cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

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

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

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

During the three months ended March 31, 2024, the Company converted related party loans receivable of $41,028 into 278,442 shares of Series B preferred stock of HMLA.  At March 31, 2024, the balance due from HMLA was $0.

The following is a summary of the Company’s advances – related party is as follows:

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

Loan Receivable
Terms	Related Party

Issuance dates of advances	2021
Maturity date	Due on Demand
Interest rate	0%
Collateral	Unsecured

Balance - December 31, 2023	$38,807
Advances	2,221
Conversion to Series B preferred stock of HMLA	(41,028)
Balance – March 31, 2024	$-

Note 5 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	March 31, 2024	December 31, 2023	Lives (Years)

Vehicles	53,777	$53,777	5 - 10
Equipment	9,408	9,408	5
	63,185	63,185
Accumulated depreciation	(60,173)	(59,953)
Total property and equipment - net	$3,012	$3,232

Depreciation expense for the three months ended March 31, 2024 and 2023, was $220 and $1,561, respectively.

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

The following is a summary of the Company’s investments at March 31, 2024 and December 31, 2023:

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

March 31, 2024
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock	Various	528,442	$0.70	369,909
	Series A, preferred stock	2023	3,680,000	0.04	128,800
					$498,709

December 31, 2023
Securities Held		Acquisition Date	Shares Held	Price per Share	Value of Securities

Himalaya Technologies, Inc. (HMLA)	Series B, preferred stock	2021	250,000	$1.60	400,000
	Series A, preferred stock	2023	3,680,000	0.08	294,400
					$694,400

The preferred shares are convertible to common shares of HMLA, with Series A convertible shares convertible into 50 common shares and Series B convertible shares convertible into 1,000 common shares.  The Company values these shares on an if-converted basis.

Note 7 – Debt

The following represents a summary of the Company’s convertible notes payable, convertible note payable – related party, accounts receivable credit facility, and loans payable – related parties, key terms, and outstanding balances at March 31, 2024 and December 31, 2023, respectively:

Convertible Notes Payable

The Company historically executed multiple convertible notes with various lenders as follows:

 FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

	GS Capital	1800 Diagonal Lending

Issuance Dates of Convertible Notes	June 2021 - April 2022	March 2024
Maturity Dates of Convertible Notes	June 2022 - December 2023	December 2024
Interest Rate	10%	18%
Default Interest Rate	24%	22%
Collateral	Unsecured	Unsecured

Conversion Rate	$0.001 or 60% of the average of the two (2) lowest prices in the prior 20-day period	65% of the lowest trading price in the prior 10-day period upon default.

	GS Capital	1800 Diagonal Lending	Total

Balance - December 31, 2023	$214,750	$-	$214,750

Proceeds from issuance of notes	-	54,000	54,000
Repayment of notes	-	-	-
Conversion of debt to common stock	(17,250)		(17,250)
	197,500	-	251,500
Less: unamortized debt discount	-	(12,679)	(12,679)
Balance – March 31, 2024	$197,500	$41,321	$238,821

	GS Capital	1800 Diagonal Lending	Total

Balance - December 31, 2022	$676,206	$-	$676,206

Proceeds from issuance of notes	-	-	-
Repayment of notes	-	-	-
Conversion of debt to common stock	-	-	-
	676,206	-	676,206
Less: unamortized debt discount	-	-	-
Balance – March 31, 2023	$676,206	$-	$676,206

On March 4, 2024, 1800 Diagonal Lending LLC funded the Company $54,000 in a 18% promissory note due December 15, 2024. The transaction netted the Company $40,000 after a $9,000 original issue discount and 5,000 in legal and due diligence fees. This note is payable as follows:

 FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

Payment Date	Amount
September 15, 2024	$ 31,860
October 15, 2024	10,620
November 15, 2024	10,620
December 15, 2024	10,620
$ 63,720

During the three months ended March 31, 2024, third-party lender GS Capital converted $20,393 of principal, interest and penalties into 3,398,802 (post-split) shares of common stock. This resulted in a loss on debt extinguishment of $13,595.

Loans Payable – Related Parties

In 2022, the Company, in connection with the acquisition of SST, assumed a loan due to SST’s Chief Executive Officer for $321,705.

In 2021 and prior, the Company’s current Chief Executive Officer and former Chief Executive Officer made advances for business operating expenses.

Loans payable - related parties is as follows:

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
	Related Party	Related Party	Related Party	Total

Issuance Date of Loan	Various	Various	Various
Maturity Date of Convertible Note	Due on Demand	Due on Demand	Due on Demand
Interest Rate	0.00%	0.00%	0.00%
Default Interest Rate	0.00%	0.00%	0.00%
Collateral	Unsecured	Unsecured	Unsecured
Conversion Rate	None	None	None

Balance - December 31, 2023	$116,443	$5,168	$420	$122,031

Advances	54,801	-	3,815	58,616
Repayments	(30,014)	-	(3,500)	(33,514)
Balance – March 31, 2024	$141,230	$5,168	$735	$147,133

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

	1	2	3
	Loan Payable Related Party	Loan Payable Related Party	Loan Payable Related Party	Total
Balance - December 31, 2022	$284,480	$5,168	$19,880	$309,528

Advances	-	-	3,090	3,090
Repayments	-	-	(3,900)	(3,900)
Balance - March 31, 2023	$284,480	$5,168	$19,070	$308,718

1 -	reflects activity related to the Company’s former Chief Executive Officer of SST.
2 -	reflects activity related to the Company’s former Chief Executive Officer of EIC.
3 -	reflects activity related to the Company’s current Chief Executive Officer of FOMO.

Loan Payable – Other

The Company has various merchant cash advances (“MCAs”).  The following summarizes the borrowings:

	Loan 1	Loan 2	Loan 3	Loan 4	Loan 5	Loan 6
Issuance Date	April 1, 2022	January 17, 2023	March 22, 2023	May 23, 2023	May 5, 2023	August 1, 2023
Maturity Date	April 1, 2023	January 1, 2024	March 22, 2024	May 23, 2024	May 5, 2024	May 5, 2024
Interest Rate	16%	18%	33%	33%	29%	36%
Default Interest Rate	0%	0%	0%	0%	0%	0%
Collateral	Unsecured	Unsecured	Unsecured	Assets of SST	FOMO, Himalya and CEO	Unsecured
Conversion	None	None	None	None	None	None

Balance, December 31, 2023	$ 169,943	$ 76,136	$174,320	$128,999	$ 142,739	$ 28,259	$720,396
Borrowings	-	-	-	-	-	6,620	6,620
Repayments	(3,615)	-	-	-	-	(34,879)	(38,494)
Balance, March 31, 2024	$ 166,328	$ 76,136	$ 174,320	$128,999	$ 142,739	$ -	$688,522

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

At March 31, 2024, the Company was in default on its debt arrangements with four providers of MCAs that funded against expected customer orders for equipment primarily from its primary vendor SMART Technologies, who subsequently reduced our credit line for equipment from $1,000,000 to $350,000. The Company has been sued by three of these four cash advance providers and is in discussions with them to provide a payment plan against monies past due now.

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

At March 31, 2024 and December 31, 2023, the Company was in default on the financial covenants noted above, Since then, the lender exercised its rights and placed the loan into default. The Company and the lender operate under the terms of the agreement but under Court ordered receivership, which is under negotiation for exit at the public company level and DTS subsidiary level.

The Company and its subsidiaries are guarantors of this Agreement.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

Accounts Receivable
Credit Facility

Issuance Date of credit facility	February 28, 2022
Maturity Date of credit facility	February 28, 2024
Interest Rate	11.50%
Default Interest Rate	0.00%
Collateral	All assets
Conversion Rate	None

Balance - December 31, 2023	1,046,838
Proceeds from drawdowns	238,123
Repayments	(190,670)

Balance – March 31, 2024	$1,094,281

Note 8 – Derivative Liabilities

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option and warrant liabilities on both the commitment date and the remeasurement date with the following inputs:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023

Exercise price	$0.0055	$0.01
Expected volatility	1,328%	377%
Risk-free interest rate	5.55%	4.64% - 5.65%
Expected term (in years)	1-3.00	1 – 3.00
Expected dividend rate	0%	0%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at March 31, 2024 and December 31, 2023:

	Convertible Debt	Warrants	Total
Derivative liabilities – December 31, 2023	$351,529	$46,635	$398,164
Fair value - commitment date	-	-	-
Fair value - mark to market adjustment	34,460	(20,592)	13,868
Gain on debt extinguishment (derivative liabilities - convertible debt)	-	-	-

Derivative liabilities – March 31, 2024	$385,989,	$26,043	412,032

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

Note 9 – Commitments and Contingencies

Right-of-Use Operating Lease

On February 28, 2022, in connection with the acquisition of SST, the Company assumed a Right-of-Use (“ROU”) operating lease for its office space. The lease is for an initial term of five (5) years at $7,000 per month. There are no stated renewal terms. There were no other ROU leases in effect prior to the acquisition of SST.

At March 31, 2024 and December 31, 2023, the Company has no financing leases as defined in ASC 842, “Leases.”

During the year ended December 31, 2023, the lease was terminated and the primary office space vacated by the public company and its subdiairies.  As such, the right of use asset and lease liability were derecognized

Litigation

On July 10, 2023, FOMO, its subsidiary SMARTSolution Technologies, Inc. and its predecessor SMARTSolution Technologies LP (together “SST”), our CEO Vikram Grover, and our former SVP Finance Mary Kirk were served with a business lawsuit by a former salaried employee seeking $600,000+ (since modifgied to $480,000) in commissions plus liquidated damages of 25%, legal fees, penalties and interest. We spent over one year enhancing the Company’s financial systems and data in order to track job costs which are paramount to calculating commissions as per this individual’s contract. Upon completion of the SST audit and our own consolidated audit filed earlier this year, we calculated a commission amount due to this former employee that is significantly less than the alleged unspecified number, which we believe has no basis under the terms of the former employee’s contract with SST. We have retained counsel and intend to defend the matter vigorously.

On January 4, 2024, Thermo Communications Funding, LLC (“Thermo”) defaulted us and our subsidiary SMARTSolution Technologies, Inc. (“SST”), terminated its senior secured asset backed lending agreement executed with us on February 28, 2022, and demanded repayment of $1,044,164.93 plus interest. Since our last draw from the Thermo credit line on March 10, 2023, we have worked to protect our shareholders and creditors by obtaining lifeline funding and collecting past due accounts receivables to fund operations.  Thermo has indicated to us that they intend to foreclose on the SST business and plan to negotiate a supply agreement with our primary vendor to continue providing equipment to SST’s customers. On April 1, 2024, Thermo obtained a court order appointing a receiver of the Company and all subsidiary companies.

Note 10– Stockholders’ Deficit

At March 31, 2024 and December 31, 2023, the Company had various classes of stock:

Class A, Convertible Preferred Stock

-	Par value - $0.0001
-	24,929,492, and 24,929,492 shares designated, issued and outstanding at March 31, 2024 and December 31, 2023, respectively
-	Conversion – each share of Class A converts into 50 shares of common stock (1,246,474,600 and 1,246,474,600 equivalent shares of common stock, at December 31, 2023 and 2022, respectively)

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

-	Voting – on an as-converted basis – 50 votes for each share held (1,246,474,600 and 1,246,474,600 equivalent shares of common stock, at December 31, 2023 and 2022, respectively)
-	Dividends – $0.0035 per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class B, Convertible Preferred Stock

-	20,000,000 shares authorized
-	5,617,816, and 6,242,816 shares designated, issued and outstanding at March 31, 2024 and December 31, 2023, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class B converts into 1,000 shares of common stock (5,617,816,000 and 6,242,816,000 equivalent shares of common stock, at March 31, 2024 and December 31, 2023, respectively)
-	Voting – on an as-converted basis – 1,000 votes for each share held (5,617,816,000 and 6,242,816,000 votes, at March 31, 2024 and December 31, 2023, respectively)
-	Dividends – $0.01 per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Class C, Convertible Preferred Stock

-	2,000,000 shares authorized
-	1,000,000 and 1,000,000 shares designated, issued and outstanding at March 31, 2024 and December 31, 2023, respectively
-	Stated value – none
-	Par value - $0.0001
-	Conversion – each share of Class C converts into 1 share of common stock (1,000,000 and 1,000,000 equivalent shares of common stock, at March 31, 2024 and December 31, 2023, respectively)
-	Voting – on an as-converted basis – 100,000 votes for each share held (100,000,000,000 and 100,000,000,000 votes, at March 31, 2024 and December 31, 2022, respectively)
-	Dividends – $0.01 per share per annum accrued whether or not declared by the Board of Directors
-	Liquidation preference – none
-	Rights of redemption – none

Common Stock

-	Unlimited shares authorized
-	No par value
-	Voting at 1 vote per share

Equity Transactions for the Three Months Ended March 31, 2024

Stock Issued from Conversion of Convertible Debt

During the three months ended March 31, 2024, the Company issued 3,398,802 shares of common stock in connection with the conversion of convertible debt and accrued interest totaling $20,393, having a fair value of $33,988, based upon the quoted closing trading price on the date of conversion/extinguishment.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

Stock Issued for Settlement of Accounts Payable – Class B, Preferred Stock

During the three months ended March 31, 2024, the Company issued 100,000 Series B Preferred shares for $10,000 of accounts payable, valued at $6,800.

Stock Returned – Class B, Preferred Stock

During the three months ended March 31, 2024, the Company received and returned to treasury 725,000 Series B Preferred shares.

Equity Transactions for the Three Months Ended March 31 2023

Stock Issued for Cashless Exercise of Warrants

Stock Issued for Services – Class B, Preferred Stock

The Company issued 10,000 shares of Series B Preferred stock for services rendered, having a fair value of $5,000 ($0.50/share), based upon the quoted closing trading price of the Company’s common stock, on an as-converted basis of 1,000 shares of common stock for each share of Class B, preferred stock.

Note 11 – Warrants

Warrant activity for the three months ended March 31, 2024 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Warrants	Number of Warrants	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding – December 31, 2023	19,167,995	$0.059	1.85	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Cancelled/Forfeited	-	$-	-	$-
Outstanding – March 31, 2024	19,167,995	$0.059	1.81	$-
Exercisable – March 31, 2024	17,217,995	$0.060	1.81	$-

Note 12 – Income Taxes

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

Based on available information, management believes it is more likely than not that any potential net deferred tax assets as of March 31, 2024 and December 31, 2023 may not be fully realizable.

FOMO WORLDWIDE, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

UNAUDITED

Due to recurring losses, the Company’s tax provisions for the three months ended March 31, 2024 and 2023 were $0.

The difference between the effective income tax rate and the applicable statutory federal income tax rate is summarized as follows:

	2024	2023
Statutory federal rate	-21.0%	-21.0%
State income tax rate, net of federal benefit	-3.6%	-3.6%
Permanent differences, including stock-based compensation and impairment of acquired assets	8.6%	8.6%
Change in valuation allowance	16.0%	16.0%
Effective tax rate	0.0%	0.0%

At March 31, 2024 and December 31, 2023, the Company’s deferred tax assets were as follows:

	March 31, 2024	December 31, 2023
Tax benefit of net operating loss carry forward	$4,927,444	$4,577,403
less valuation allowance	(4,927,444)	(4,577,403)
Net deferred tax assets	$-	$-

As of March 31, 2024 the Company had unused net operating loss carry forwards of approximately $20.0 million available to reduce future federal taxable income. Net operating loss carry-forwards expire through fiscal years beginning in 2023 and extending to indefinite. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry-forwards after a change in control (generally a greater than 50% change in ownership).

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

The Company’s valuation allowance at March 31, 2024 was $4,927,444. The change in the valuation allowance during the three months ended March 31, 2023 was an increase of approximately $350,000.

 Note 13 – Subsequent Events

On April 1, 2024, the Court of Common Pleas of Allegheny County, PA placed our holding company and all subsidiaries into receivership, which are we negotiating to exit at the public company and DTS subsidiary levels.

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

Formation of Diamond Technology Solutions, LLC

On or around June 15, 2023, we formed a new subsidiary Diamond Technology Solutions, LLC to offer a wide array of products and services to customers nationwide including smart boards, access control systems, smart cameras, indoor farming, and other. In January 2024, we merged the assets and intellectual property of our EIC business into DTS to further add to its offering. We are currently seeking to capitalize DTS for growth and are evaluating merger and acquisition opportunities to add product depth and management to the business.

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

Critical Accounting Policies

See Note 2 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report.

Results of Operations

Three months ended March 31, 2024 as compared to three months ended March 31, 2023

Sales. During the three months ended March 31, 2024 and 2023, the Company had $156,006 and $552,328 in sales, respectively. The decrease from the 2023 quarter to the 2024 quarter was $346,806 (72%).

Cost of Sales. During the three months ended March 31, 2024 and 2023, the Company incurred $83,789 and $397,571 in cost of sales, respectively. The decrease from the 2023 quarter to the 2024 quarter was $313,782 (79%). Cost of sales include product sales and payroll.

Gross Profit. Gross profit expressed as a percentage of sales for the three months ended March 31, 2024 was 46%, which was an increase from 28% for the three months ended March 31, 2023.

General and Administrative Expenses. During the three months ended March 31, 2024 and 2023, the Company incurred general and administrative expenses of $129,422 and $550,866, respectively, consisting primarily of salaries and professional fees. The decrease from the 2023 quarter to the 2024 quarter was $421,444 (77%). The decrease primarily relates to a decrease in shares and warrants issued for services in 2023 and reduction of operating expenses in 2024.

Other Income (Expense). For the three months ended March 31, 2024 and 2023, the Company reflected other income (expense) – net of $(321,185) and $(3,392,993), respectively. The decrease from the prior period was $3,071,808 (91%), primarily related to the change in valuation of derivative liabilities.

For the three months ended March 31, 2024, other income (expenses) mainly consisted of an unrealized investment loss of $(236,719).  For the three months ended March 31, 2023, other income (expenses) mainly consisted of change in valuation of derivative liabilities of $(3,455,406).

Net Loss. For the three months ended March 31, 2024, the Company generated a net loss of $(378,390).

For the three months ended March 31, 2023, the Company incurred a net loss of $(3,789,993).

Our Auditors Have Issued a Going Concern Opinion

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

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2024, the Company had:

●	an operating loss of $57,205; and
●	net cash used in operations of $72,882.

Additionally, at March 31, 2024, the Company had:

●	an accumulated deficit of $26,216,142;
●	stockholders’ deficit of $3,495,937; and
●	a working capital deficit of $3,856,428.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the three months ended March 31, 2024 and 2023, the Company reflected net cash used in operating activities of $72,882 and $388,180, respectively, a decrease of $315,298 (81

Investing Activities

For the three months ended March 31, 2024 and 2023, the Company reflected net cash provided by investing activities of $(2,221) and $(14,689); primarily repayments of related party loans.

Financing Activities

For the three months ended March 31, 2024 and 2023, the Company reflected net cash provided by financing activities of $80,681 and $425,064, respectively, a decrease of $344,383 (81%). Financing activities primarily consisted of proceeds and repayments from debt, drawdown on the accounts receivable credit facility and proceeds from the issuance of common stock and Class A preferred stock.

During the three months ended March 31, 2024, the Company received $31,874 net of borrowed funds from non-related parties through MCA loans and $47,453 net in an asset backed loan against the accounts receivable of SST.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $10,008 at March 31, 2024. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

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

Contractual Obligations and Commitments

None

Delinquent Loans

At March 31, 2024, the Company was in default on its debt arrangements with four providers of merchant cash advances (“MCAs”) that funded against expected shipments from its primary vendor SMART Technologies, who subsequently reduced our credit line for equipment from $1,000,000 to $350,000. The Company is working with these third parties on a reduced payment basis and analyzing proposals from new capital providers to refinance the positions. The Company is also in default on the covenants of its secured asset backed credit line funded by Thermo Credit LLC, though the lender is amicable and not enforcing its rights.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

We are in default on our senior secured credit line due to Thermo Communications Funding, LLC in the amount of $1,074,276.15 plus interest.

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

FOMO WORLDWIDE, INC.

Date: July 16, 2024	/s/ Vikram Grover
Vikram Grover, President
(Principal Executive. Financial and Accounting Officer)